Form 10-K
period 1993-12-31
RELIANCE FINANCIAL SERVICES CORP
filed 1994-03-30
CIK 83047

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 -----  -----

                         COMMISSION FILE NUMBER 1-7080

                    RELIANCE FINANCIAL SERVICES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 51-0113548
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

          PARK AVENUE PLAZA
         55 EAST 52ND STREET
         NEW YORK, NEW YORK                               10055
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS               ON WHICH REGISTERED
          -------------------              ---------------------
Senior Reset Notes, Due November 1, 2000  New York Stock Exchange
Senior Reset Notes, Due December 1, 2000  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  The registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure as permitted thereunder.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1994, 1,000 shares of the common stock of Reliance Financial Services Corporation were outstanding, none of which were held by nonaffiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Reliance Financial Services Corporation 1993 Annual Report--Parts I, II and
                                      IV.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Reliance Financial Services Corporation ("Reliance Financial", "Company" or "Registrant") owns all of the common stock of Reliance Insurance Company ("Reliance Insurance Company"). Reliance Insurance Company and its property and casualty insurance subsidiaries (such subsidiaries, together with Reliance Insurance Company, the "Reliance Property and Casualty Companies") and its title insurance subsidiaries (collectively, the "Reliance Insurance Group") underwrite a broad range of standard commercial and specialty commercial lines of property and casualty insurance, as well as title insurance. Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States.

  The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety. Reliance National was established in 1987 to provide specialty commercial insurance products and services, and innovative coverages in standard commercial lines, to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services, and which are not extensively served by competitors. In 1993, Reliance National accounted for 49% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance offers standard commercial lines of property and casualty insurance and is focused on the diverse needs of mid-sized companies throughout the United States. Reliance Reinsurance primarily provides property and casualty treaty reinsurance for small to medium sized regional and specialty insurance companies located in the United States. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. The Reliance Property and Casualty Companies accounted for $1,571.5 million (64%) of the Reliance Insurance Group's 1993 net premiums earned.

  The Reliance Insurance Group's title insurance business consists of Commonwealth Land Title Insurance Company ("Commonwealth") and Transamerica Title Insurance Company ("Transamerica Title", together with Commonwealth and their respective subsidiaries, "Commonwealth/Transamerica Title"). Commonwealth/Transamerica Title comprised the third largest title insurance operation in the United States, in terms of 1992 total premiums and fees. Commonwealth/Transamerica Title accounted for $893.4 million (36%) of the Reliance Insurance Group's 1993 net premiums earned.

  Business segment information for the years ended December 31, 1993, 1992 and 1991 is set forth in Note 17 to the Company's consolidated financial statements, which are included in the Company's 1993 Annual Report and are incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ("GAAP") unless otherwise specified.

  The common stock of Reliance Insurance Company, which represents approximately 98% of the combined voting power of all Reliance Insurance Company stockholders, has been pledged by the Company to secure certain indebtedness. See Note 7 to the Company's consolidated financial statements. The Company is a wholly-owned subsidiary of Reliance Group Holdings, Inc. ("Reliance Group Holdings"). Approximately 49.5% of the common stock of Reliance Group Holdings, the only class of voting securities outstanding, is owned by Saul P. Steinberg, members of his family and affiliated trusts. In November 1993, Reliance Group, Incorporated, which owned all of the Common Stock of the Company and was a wholly-owned subsidiary of Reliance Group Holdings, was merged into Reliance Group Holdings. The reason for the merger was to simplify the corporate structure of Reliance Group Holdings by eliminating an intermediate holding company.

OPERATING UNITS

  Property and Casualty Insurance. The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety.

  The following table sets forth the amount of net premiums written in each line of business by Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety for the years ended December 31, 1993, 1992 and 1991.

                                      1993                                   1992
                     -------------------------------------- --------------------------------------
                                          RELIANCE                               RELIANCE
                     RELIANCE RELIANCE  REINSURANCE/        RELIANCE RELIANCE  REINSURANCE/
                     NATIONAL INSURANCE    SURETY    TOTAL  NATIONAL INSURANCE    SURETY    TOTAL
                     -------- --------- ------------ ------ -------- --------- ------------ ------
                                                 (IN MILLIONS, EXCEPT PERCENTAGES)
 Standard
  Commercial:
  Automobile......     $119     $141        $ --     $  260   $151     $111        $ --     $  262
  Multiple Peril..       33      154          --        187     12      114          --        126
  Workers'
   Compensation...      232      146          --        378    251      168          --        419
  Ocean and Inland
   Marine.........       54       51          --        105     10       39          --         49
  General
   Liability......       --       82          --         82     --       59          --         59
  Involuntary.....       87       27          --        114     82       28          --        110
  Personal........       --       45          --         45     --        9          --          9
  Other...........       52       22          --         74     26      (17)         --          9
                       ----     ----        ----     ------   ----     ----        ----     ------
   Total Standard.      577      668          --      1,245    532      511          --      1,043
                       ----     ----        ----     ------   ----     ----        ----     ------
 Specialty
  Commercial:
  Reinsurance.....       --       --         124        124     --       --         108        108
  Surety..........        7       --         107        114      6       --          94        100
  General
   Liability......      288       --          --        288    291       --          --        291
                       ----     ----        ----     ------   ----     ----        ----     ------
   Total Specialty      295       --         231        526    297       --         202        499
                       ----     ----        ----     ------   ----     ----        ----     ------
   Total..........     $872     $668        $231     $1,771   $829     $511        $202     $1,542
                       ====     ====        ====     ======   ====     ====        ====     ======
  Percent of Total      49%      38%         13%       100%    54%      33%         13%       100%
                       ====     ====        ====     ======   ====     ====        ====     ======

                                     1991
                    --------------------------------------
                                         RELIANCE
                    RELIANCE RELIANCE  REINSURANCE/
                    NATIONAL INSURANCE    SURETY    TOTAL
                    -------- --------- ------------ ------
                       (IN MILLIONS, EXCEPT PERCENTAGES)
 Standard
  Commercial:
  Automobile......    $114     $142        $ --     $  256
  Multiple Peril..       1      133          --        134
  Workers'
   Compensation...     330      173          --        503
  Ocean and Inland
   Marine.........      10       42          --         52
  General
   Liability......      --       46          --         46
  Involuntary.....      51       27          --         78
  Personal........      --        8          --          8
  Other...........       9        8          --         17
                      ----     ----        ----     ------
   Total Standard.     515      579          --      1,094
                      ----     ----        ----     ------
 Specialty
  Commercial:
  Reinsurance.....      --       50         106        156
  Surety..........       4       --          90         94
  General
   Liability......     267       --          --        267
                      ----     ----        ----     ------
   Total Specialty     271       50         196        517
                      ----     ----        ----     ------
   Total..........    $786     $629        $196     $1,611
                      ====     ====        ====     ======
  Percent of Total     49%      39%         12%       100%
                      ====     ====        ====     ======

  The Company has been following a strategy of changing the business mix of the Reliance Property and Casualty Companies by emphasizing specialty commercial insurance products and services and focusing its standard commercial insurance business on programs, larger accounts, and loss sensitive and retrospectively rated policies. The following table sets forth underwriting results, on a GAAP basis, for the Reliance Property and Casualty Companies' standard commercial and specialty commercial lines for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1993      1992      1991      1990      1989
                               --------  --------  --------  --------  --------
                                       (IN MILLIONS, EXCEPT RATIOS)
Standard Commercial:
  Net premiums written(1)..... $1,244.9  $1,042.3  $1,093.9  $1,256.7  $1,471.2
  Underwriting loss...........   (209.2)   (226.0)   (331.3)   (156.0)   (147.4)
  Combined ratio..............    119.3%    122.2%    129.9%    112.7%    109.9%
Specialty Commercial:
  Net premiums written........ $  525.7  $  499.3  $  517.1  $  438.0  $  322.9
  Underwriting gain (loss)....     33.6       6.7       5.3      11.8      (9.7)
  Combined ratio..............     92.9%     98.5%     98.3%     97.1%    103.9%
Total:
  Net premiums written........ $1,770.6  $1,541.6  $1,611.0  $1,694.7  $1,794.1
  Underwriting loss...........   (175.6)   (219.3)   (326.0)   (144.2)   (157.1)
  Combined ratio(2)...........    110.8%    114.1%    121.0%    108.9%    109.0%

- --------
(1) Includes net premiums written in personal lines of $45.4 million, $8.8 million, $7.7 million, $178.6 million and $408.0 million for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The increase in net premiums written in personal lines for 1993 resulted from the expiration and non-renewal of a quota share treaty on June 30, 1993. The personal lines quota share treaty was not renewed in anticipation of transferring or running off the Company's personal lines business.
(2) Catastrophe losses (net of reinsurance) for the Reliance Property and Casualty Companies for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 were $39.3 million, $61.1 million, $28.7 million, $22.8 million and $29.2 million, respectively. Gross catastrophe losses (before reinsurance) for the Reliance Property and Casualty Companies for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 were $88.5 million, $119.2 million, $29.7 million, $28.4 million and $46.3 million, respectively. For the years ended December 31, 1993, 1992, 1991, 1990 and 1989, the provision for the insured events of prior years was $40.2 million, $31.5 million, $271.7 million, $93.7 million and $78.1 million, respectively.

  The following table sets forth certain financial information of the Reliance Property and Casualty Companies based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company based upon GAAP, in thousands:

                                               STATUTORY ACCOUNTING                          GAAP
                          -------------------------------------------------------------- -------------
                                                           TOTAL                POLICY-     COMMON
 YEAR ENDED                PREMIUMS  UNEARNED    LOSS     ADMITTED     TOTAL    HOLDERS' SHAREHOLDER'S
DECEMBER 31                WRITTEN   PREMIUMS  RESERVES    ASSETS   LIABILITIES SURPLUS*    EQUITY
- -----------               ---------- -------- ---------- ---------- ----------- -------- -------------
 1993...................  $1,810,070 $834,855 $2,846,073 $4,968,714 $4,066,424  $902,290  $1,171,490
 1992...................   1,548,819  648,705  2,617,040  4,521,153  3,663,542   857,611   1,060,774
 1991...................   1,509,012  622,985  2,280,939  4,214,864  3,374,326   840,538     988,804

- --------
* Includes Reliance Insurance Company's investment in title insurance operations of $176.9 million at December 31, 1993.

  The Reliance Property and Casualty Companies write insurance in every state of the United States, the District of Columbia and Puerto Rico and through offices located in the United

Kingdom, the Netherlands and Canada, and have an affiliation with an insurer in Mexico. In 1993, California, New York, Pennsylvania and Texas accounted for approximately 19%, 12%, 7%, and 5%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Property and Casualty Companies. The Reliance Property and Casualty Companies write insurance through independent agents and brokers. No single insurance agent or broker accounts for 10% or more of the direct premiums written by the Reliance Property and Casualty Companies.

  The Reliance Property and Casualty Companies ranked 31st among property and casualty insurance companies and groups in terms of net premiums written during 1992, according to Best's Insurance Management Reports. A. M. Best & Company, Inc. ("Best"), publisher of Best's Insurance Reports, Property-- Casualty, has assigned an A- (Excellent) rating to the Reliance Property and Casualty Companies. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An A- (Excellent) rating is assigned to those companies which have achieved excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ("S&P") rates the claims-paying ability of the Reliance Property and Casualty Companies A. S&P's ratings are based on quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. An A rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Best's ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Property and Casualty Companies are lower than those of many of the insurance companies with which the Reliance Property and Casualty Companies compete, management believes that the current ratings are adequate to enable the Reliance Property and Casualty Companies to compete successfully.

  Reliance National. Reliance National was established in 1987 to provide specialty commercial insurance products and services, and innovative coverages in standard commercial lines, to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services, and which are not extensively served by competitors. In 1993, Reliance National accounted for 49% of the net premiums written by the Reliance Property and Casualty Companies. Reliance National, which conducts business nationwide, is headquartered in New York City and has offices in eight states and in Canada, the United Kingdom and the Netherlands and has an affiliation with an insurer in Mexico. Reliance National distributes its products primarily through national insurance brokers. Reliance National maintains a strong centralized underwriting and actuarial staff and makes extensive use of third party administrators and technical consultants for certain claims and loss control services. Net premiums written by Reliance National were $872.2 million, $828.6 million and $785.8 million for the years ended December 31, 1993, 1992 and 1991, respectively.

  Reliance National is organized into eight divisions. Each division is comprised of individual departments, each focusing on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products. Reliance National's eight divisions are:

  . Risk Management Services, Reliance National's largest division, targets
    Fortune 1,000 companies and multinationals with a broad array of coverages and services. Its use of risk financing techniques such as retrospectively rated policies, self-insured retentions, deductibles, captives and fronting arrangements all help clients to reduce costs and/or manage cash flow more efficiently. It also applies risk management principles to pollution exposures. In 1993, this division had net premiums written of $329.2 million.

  . Special Operations provides coverages for the construction and transportation industries and has started a new facility for ocean marine risks and a new facility for non-standard personal automobile coverage. In 1993, this division had net premiums written of $162.1 million.

  . Excess and Surplus Lines provides professional liability insurance to architects and engineers, lawyers, healthcare providers and other professions, and markets excess and umbrella coverages. It also develops and provides insurance products to certain markets requiring specialized underwriting. In 1993, this division had net premiums written of $147.2 million.

  . Financial Products provides directors and officers liability insurance and, for financial institutions, errors and omissions insurance. In 1993, this division had net premiums written of $67.0 million.

  . International writes predominantly large accounts and specialty business in the United Kingdom and Canada and provides management, insurance and reinsurance services to a Mexican insurer with which Reliance National has an affiliation. It also provides some risk management services for foreign subsidiaries of United States multinational corporations. In 1993, this division had net premiums written of $66.4 million.

  . Property, a recently constituted division, provides commercial property coverage focusing on excess and specialty commercial property. In 1993, the departments which were combined into this division had net premiums written of $36.5 million.

  . Financial Specialty Coverages provides finite risk insurance and other unusual coverages. In 1993, this division had net premiums written of $33.1 million.

  . Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs. In 1993, this division had net premiums written of $30.7 million.

  In the fourth quarter of 1993, Reliance National realigned several of its departments, including those which had comprised its Specialty Lines and Programs division which provided liability and property insurance (including pollution, casualty and commercial property coverages), primarily for companies in hard to insure industries, and formed a new Property division. The 1993 net premiums written for all divisions include the premiums of the departments previously within the Specialty Lines and Programs division.

  Reliance National attempts to reduce its losses through the use of retrospectively rated pricing, claims-made policies and reinsurance. Approximately 21% of Reliance National's net premiums written during 1993 were written on a retrospectively rated or loss sensitive basis, whereby the insured effectively pays for a large portion or, in many cases, all of its losses. With retrospectively rated pricing, Reliance National provides insurance and loss control management services, while reducing its underwriting risk. Reliance National does, however, assume a credit risk and, therefore, accounts with retrospectively rated pricing undergo extensive credit analysis. Collateral in the form of bank letters of credit or cash collateral is generally provided by the insured to cover Reliance National's exposure.

  Nearly 66% of Reliance National's specialty commercial net premiums written during 1993 were written on a "claims-made" basis which provides coverage only for claims reported during the policy period or within an established reporting period as opposed to "occurrence" basis policies which provide coverage for events during the policy period without regard for when the claim is reported. Claims-made policies mitigate the "long tail" nature of the risks insured.

  To further limit exposures, approximately 91% of Reliance National's net premiums written during 1993 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes. Its largest single exposure, net of reinsurance, at December 31, 1993, was $2.4 million per occurrence.

  Reliance Insurance. Reliance Insurance offers standard commercial lines property and casualty insurance products, focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance distributes its products primarily through approximately 2,400 independent agents, as well as through regional and national brokers. Reliance Insurance's customers are primarily closely held companies with 25 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages including property, general liability, automobile and workers' compensation (written on both a guaranteed cost and a retrospectively rated basis). Reliance Insurance is headquartered in Philadelphia and operates in 50 states and the District of Columbia. Reliance Insurance provides its products and services through a decentralized network of profit centers. This organization allows it to place major responsibility and accountability for underwriting, sales, claims, and customer service close to the insured.

  Historically, Reliance Insurance underwrote personal lines insurance and commodity-type standard commercial lines of insurance for small accounts. Regulatory restrictions, intense competition and inadequate pricing in these lines caused Reliance Insurance to change its strategic direction in order to position itself for improved operating results. Reliance Insurance's strategy includes:

  . Increased emphasis on custom underwriting. Reliance Insurance's custom underwriting facility provides centralized underwriting of excess and surplus exposures (generally with lower net retentions than for other standard commercial lines written by Reliance Insurance) and provides property and liability insurance programs, targeting homogeneous groups of insureds with particular insurance needs, such as auto rental companies, day care centers, municipalities and trash haulers. These programs are administered by independent program agents, with Reliance Insurance retaining authority for all underwriting and pricing decisions. Program agents market the programs, gather the initial underwriting data and, if authorized by Reliance Insurance, issue the policies. All claims and other services are handled by Reliance Insurance. Net premiums written under the custom underwriting facility were $179.1 million in 1993.

  . Increased emphasis on its large accounts division. Reliance Insurance's large accounts division targets accounts with annual premiums in excess of $500,000, where it is able to offer more flexible coverages that can be quoted on a loss sensitive or experience rated basis. The large accounts division wrote $136.0 million of net premiums in 1993.

  . Withdrawal from personal lines. Reliance Insurance has substantially withdrawn from personal lines, where it has had unfavorable experience and it does not perceive a potential for long-term profitability. The Reliance Property and Casualty Companies derived 2.6% of their net premiums written from personal lines in 1993, compared with 22.7% in 1989.

  . Reductions in employees and offices. To reduce the number of its employees and offices, Reliance Insurance has merged its East and West Coast operations, implemented automated systems to process policies and related data, eliminated non-productive branch offices (resulting in a reduction in the number of branch offices from 48 in 1989 to 40 in 1993), and streamlined and downsized its home office support functions. These efforts have resulted in a reduction in head count from approximately 2,900 in 1989 to approximately 1,950 at December 31, 1993.

  . Reduction in guaranteed cost workers' compensation. Reliance Insurance has restructured its workers' compensation business to reduce its guaranteed cost writings in those states where Reliance Insurance believes there is limited opportunity for profit. These actions have resulted in Reliance Insurance's guaranteed cost net premiums written declining from $116.2 million in 1990 to $42.4 million in 1993. Policies written on a retrospectively priced basis increased from $36.0 million in 1990 to $103.3 million in 1993.

  Reliance Reinsurance. Reliance Reinsurance provides property reinsurance on a treaty basis and casualty reinsurance on both a treaty and facultative basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance an opportunity to develop and market innovative programs where pricing is not the key competitive factor for success. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the "lower layers," the first $1 million of primary coverage, where losses are more predictable and quantifiable. The assumed reinsurance business of the Reliance Property and Casualty Companies is conducted nationwide and is headquartered in Philadelphia.

  Reliance Surety. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. Reliance Surety concentrates on writing performance bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes financial institution and commercial fidelity bonds. Reliance Surety has established an operation targeting smaller contractors, an area traditionally less fully serviced by national surety companies and one providing potential growth for Reliance Surety. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 39 branch offices and approximately 3,200 independent agents and brokers.

  Surety bonds guarantee the payment or performance of one party (called the principal) to another party (called the obligee). This guarantee is typically evidenced by a written agreement by the surety (e.g., Reliance Insurance Company) to discharge the payment or performance obligations of the principal pursuant to the underlying contract between the obligee and the principal. An example of a surety bond is a performance bond posted by a contractor to guarantee the completion of his work on a construction project. Fidelity bonds insure against losses arising from employee dishonesty. Financial institution fidelity bonds insure against losses arising from employee dishonesty and other specifically named theft and fraud perils.

  Reliance Surety performs extensive credit analysis on its clients, and actively manages the claims function to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with the major contractors it has insured.

  Title Insurance. Through Commonwealth/Transamerica Title, the Company writes title insurance for commercial and residential real estate nationwide and provides escrow and settlement services in connection with real estate closings. The acquisition of Transamerica Title in 1990 allowed the Company to solidify its national presence and expand its National Title Service division, whereby the Company provides title services for large and multi-state commercial transactions, as well as high-volume residential title services for national lenders. Commercial business has grown to include transactions relating to the formation of real estate investment trusts (REITs), sales of troubled properties and sales of mortgage-backed securities. Commonwealth/Transamerica Title comprised the third largest title insurance operation in the United States, based on 1992 total premiums and fees. Commonwealth/Transamerica Title had premiums and fees (excluding Commonwealth Mortgage Assurance Corporation, its mortgage insurance subsidiary which was sold in the fourth quarter of 1992) of $893.4 million, $770.5 million and $613.7 million for the years 1993, 1992 and 1991, respectively.

  Commonwealth/Transamerica Title is organized into six regions with more than 250 branch offices covering all 50 states, as well as Puerto Rico and the Virgin Islands. In 1993, California, Texas, Florida, Pennsylvania, Washington, New York and Michigan accounted for approximately 16%, 11%, 8%, 7%, 6%, 6% and 5%, respectively, of revenues for premiums and services related to title insurance. No other state accounted for more than 5% of such revenues. Commonwealth/ Transamerica Title is committed to increasing its market share through a carefully developed plan of expanding its direct and agency operations, including selective acquisitions.

  Commonwealth has been consistently profitable through periods of both strong and weak economic conditions, including the recent commercial real estate downturn. The Company believes that the primary reasons for Commonwealth's consistent profitability are Commonwealth's continuous efforts to monitor and control losses and expenses, while growing the business on a selective basis. Successful efforts in loss mitigation include strict quality control procedures, as well as extensive educational programs for its agents and employees.

  A title insurance policy protects the insured party and certain successors in interest against losses resulting from title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from the policy's provisions. Generally, a title policy is obtained by the buyer, the mortgage lender or both at the time real property is transferred or refinanced. The policy is written for an indefinite term for a single premium which is due in full upon issuance of the policy. The face amount of the policy is usually either the purchase price of the property or the amount of the loan secured by the property. Title policies issued to lenders insure the priority position of the lender's lien. Many lenders require title insurance as a condition to making loans secured by real estate. Title insurers, unlike other types of insurers, seek to eliminate future losses through the title examination process and the closing process, and a substantial portion of the expenses of a title insurer relate to those functions.

  Consulting and Technical Services. RCG International, Inc. ("RCG"), a subsidiary of the Reliance Insurance Group, and its subsidiaries provide a broad range of consulting and technical services to industry, government and nonprofit organizations, principally in the United States and Europe, and also in Canada, Asia, South America, Africa and Australia. The services provided by RCG include consulting in two principal areas: information technology and energy/environmental services. RCG and its subsidiaries had revenues of $116.8 million and $109.1 million for 1993 and 1992, respectively.

SALE OF NON-CORE OPERATIONS

  During 1992 and 1993, the Company realigned its operations in line with its strategy of emphasizing specialty commercial property and casualty insurance products and services and title insurance and focusing its standard commercial insurance business on programs, larger accounts and loss sensitive and retrospectively rated policies.

  In July 1993, the Company completed the sale of its life insurance subsidiary, United Pacific Life Insurance Company ("UPL"), for total consideration of $567 million. Pursuant to the terms of the sale, Reliance Insurance Company purchased $482 million of UPL's invested assets consisting principally of (a) publicly traded non-investment grade securities and (b) income-producing real estate.

  In the fourth quarter of 1992, the Company sold substantially all of the operating assets and insurance brokerage, employee benefits consulting and related services businesses of its insurance brokerage subsidiary, Frank B. Hall & Co. Inc. ("Hall") to Aon Corporation ("Aon") for total consideration of $457 million (consisting of $125 million in cash, $225 million of 8% cumulative perpetual preferred stock of Aon and $107 million of 6 1/4% cumulative convertible exchangeable preferred stock of Aon) plus the assumption by Aon of certain of Hall's operating liabilities. In connection with the sale of Hall, the Reliance Insurance Group agreed to place reinsurance through an Aon subsidiary, providing reinsurance brokerage commissions to Aon of $18 million per year until the year 2007. Concurrently with this sale, Hall was merged with a wholly-owned subsidiary of Reliance Group Holdings and each outstanding share of common stock of Hall, other than shares owned by the Company, was converted into .625 of a share of Reliance Group Holdings Common Stock. In the first quarter of 1994, Reliance Group Holdings agreed to increase such conversion ratio by .02 of a share of Reliance Group Holdings Common Stock.

  Also in the fourth quarter of 1992, the Company sold its mortgage insurance subsidiary, Commonwealth Mortgage Assurance Corporation ("CMAC"), through a public offering of 100% of the common stock of CMAC Investment Corporation ("CMAC Investment"), a newly-formed holding company for CMAC, for net proceeds of $118.5 million. In connection with this sale, the Company purchased 800,000 shares of $4.125 redeemable preferred stock of CMAC Investment for an aggregate purchase price of $40 million.

  In connection with the sales of UPL and Hall, customary representations, warranties and indemnities were made to the buyers. For a further description of the above transactions, see Notes 12 and 15 to the Consolidated Financial Statements.

INSURANCE CEDED

  All of the Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. Although the ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, the reinsuring company assumes a related liability and, accordingly, it is the practice of the industry, as permitted by statutory regulations, to treat properly reinsured exposures as if they were not exposures for which the primary insurer is liable.

  The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). Limits and retentions are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, market terms, conditions and capacity, and may change over time.

  Reliance Insurance and Reliance National limit their exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, Reliance Insurance and Reliance National purchase additional facultative reinsurance to further reduce their retentions below the treaty levels.

  During 1993, the highest net retention per occurrence for casualty risk was $2.7 million for Reliance Insurance and $2.4 million for Reliance National. In addition, both Reliance Insurance and Reliance National purchase "casualty clash" coverage to provide protection in the event of losses incurred by multiple coverages on one occurrence.

  During 1993, the highest net retention per occurrence for property risk was $3.2 million for Reliance Insurance and $2.3 million for Reliance National. In addition, as of December 31, 1993, Reliance Insurance and Reliance National together had reinsurance for property catastrophe losses in excess of $15 million. Between $15 million and $22 million, Reliance Insurance and Reliance National together retained up to $2.1 million of all losses attributable to a single catastrophe. Between $22 million and $107 million, Reliance Insurance and Reliance National together retained up to $10.5 million of all losses attributable to a single catastrophe. Thus, for all losses attributable to a single catastrophe of $107 million, Reliance Insurance and Reliance National together retained a maximum exposure of $27.6 million. Effective January 1, 1994, Reliance Insurance and Reliance National together retain up to $4.6 million of all losses attributable to a single catastrophe between

$15 million and $107 million. Thus, for all losses attributable to a single catastrophe of $107 million, Reliance Insurance and Reliance National together retain a maximum exposure of $19.6 million. Any loss from a single catastrophe beyond $107 million is not reinsured and is retained by Reliance Insurance and Reliance National together. Renewal of catastrophe coverage during the term of the treaty is provided by a provision for one automatic reinstatement of the original coverage at a contractually determined premium. The Company believes that the limit of $107 million per occurrence is sufficient to cover its probable maximum loss in the event of a catastrophe.

  Additionally, Reliance National has catastrophe protection for losses in excess of a retention of $8 million, up to the $15 million attachment point of the property catastrophe cover.

  Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $39.3 million in 1993 ($88.5 million before insurance ceded) compared to $61.1 million in 1992 ($119.2 million before insurance ceded), which included $45.6 million ($94.1 million before insurance ceded) arising from Hurricane Andrew. Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $28.7 million ($29.7 million before insurance ceded) in 1991.

  A catastrophic event can cause losses in lines of insurance other than property. Both Reliance Insurance and Reliance National purchase workers' compensation reinsurance coverage up to $200 million to provide protection against losses under workers' compensation policies which might be caused by catastrophes. Any such losses over $200 million would be covered by the property catastrophe treaty to the extent of available capacity.

  Reliance Insurance and Reliance National have also purchased reinsurance to cover aggregate retained catastrophe losses in the event of multiple catastrophes in any one year. This reinsurance agreement provides coverage for up to 70% of aggregate catastrophe losses between $12.5 million and $39.0 million, after applying a deductible of $3.8 million per catastrophe.

  Reliance Surety retains 100% of surety bond limits up to $1 million. For surety bonds in excess of $1 million, up to $35 million, Reliance Surety obtains 50% quota share reinsurance. In addition, Reliance Surety has excess of loss protection, with a net retention of $3 million, for losses up to $25 million on any one principal insured. For fidelity business, Reliance Surety retains 100% of each loss up to $500,000. Reliance Surety has obtained reinsurance above that retention up to a maximum of $9,500,000 on each loss subject, however, to an annual aggregate deductible of $1,500,000.

  Reliance Reinsurance writes treaty property and casualty reinsurance and facultative casualty reinsurance with limits of $1.5 million per program. Facultative property reinsurance, which was discontinued in February 1994, was written with limits of $10 million per risk, of which the Company retained $500,000 after the purchase of reinsurance. Reliance Reinsurance purchases catastrophe protection for its property treaty and facultative insurance assumed of $5.2 million in excess of a $3 million per occurrence retention, with a contractual provision for a reinstatement. Reliance Reinsurance also writes a specific catastrophe book of business with an aggregate limit of $25 million for any one event, not subject to the above protection. In 1993, no losses were incurred under this specific catastrophe program.

  Commonwealth/Transamerica Title generally retains no more than $60 million on any one risk, although it often retains significantly less than this amount, with reinsurance placed with other title companies. Commonwealth/Transamerica Title also purchases reinsurance from Lloyd's of London which provides coverage for 80% of losses in excess of $20 million, up to $60 million, on any one risk. The largest net loss paid by Commonwealth or, since its acquisition, Transamerica Title on any one risk was approximately $3 million.

  Premiums ceded by the Reliance Insurance Group to reinsurers were $1.1 billion and $1.2 billion in 1993 and 1992, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds. At December 31, 1993, the Reliance Insurance Group had reinsurance recoverables of $2.6 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit and cash collateral, to secure recoverables from unauthorized reinsurers. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by Reliance Insurance Group. The Company had $8.2 million reserved for potentially unrecoverable reinsurance at December 31, 1993. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers. While the Company is aware of financial difficulties experienced by certain Lloyd's of London syndicates, the Company has not experienced deterioration of payments from the Lloyd's of London syndicates from which it has reinsurance. The Company has no reason to believe that the Lloyd's of London syndicates from which it has reinsurance will be unable to satisfy claims that may arise with respect to ceded losses.

  In 1993, the Reliance Property and Casualty Companies did not cede more than 5.4% of direct premiums to any one reinsurer and no one reinsurer accounted for more than 12.2% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1993 ceded premiums, are as follows:

                                                                  1993
                                                                  CEDED   BEST
                                                                 PREMIUM RATING
                                                                 ------- ------
                                                                 (IN MILLIONS)
American Re-Insurance Company................................... $138.0     A+
Lloyd's of London...............................................   93.2   n/a
North American Reinsurance Corp.................................   66.8     A
Commercial Risk Re-Insurance Co.................................   51.4    (1)
Employers Reinsurance Corp......................................   44.2     A++
GIO Insurance Ltd...............................................   39.4     A
TIG Reinsurance Company.........................................   30.5     A
TRN Insurance Company...........................................   26.5    (2)
Transatlantic Reinsurance Company...............................   21.1     A+
Underwriters Reinsurance Company................................   20.6     A

- --------
(1) Assigned a Best's Rating of NA-4 (Rating Procedure Inapplicable) as the normal rating procedures for property/casualty companies do not apply to companies that retain less than 25% of gross writings.
(2) An unrated captive reinsurer that is not affiliated with the Company. Obligations are fully collateralized.

  Reliance Insurance Company arranged with Centre Reinsurance International Company a five-year aggregate excess of loss Reinsurance Treaty effective January 1, 1994 through December 31, 1998 (the "Reinsurance Treaty"). The Reinsurance Treaty indemnifies Reliance Insurance Company for ultimate accident year losses (including loss adjustment expenses) in excess of retained accident year losses for each accident year. The retained accident year losses are determined in advance of each accident year and expressed as a planned loss ratio. The recoveries under the Reinsurance Treaty are subject to a limit of $200 million per accident year and an aggregate five-year limit of $700 million. The Reinsurance Treaty provides for an annual premium deposit of $25 million which is subject to adjustment based on loss experience and a maximum aggregate five-year premium of $400 million. Premiums in the amount of 57% of ceded losses will be paid to the reinsurer whenever losses are ceded. The Reinsurance Treaty is cancelable by Reliance Insurance Company on any December 31 during the five-year term upon thirty (30) days written notice. Reliance Insurance Company is able to commute the Reinsurance Treaty on December 31, 2003 or any December 31, thereafter subject to specific terms of the Reinsurance Treaty. The Reinsurance Treaty does not apply to the Company's title insurance subsidiaries.

  The Reliance Insurance Group maintains no "Funded Cover" reinsurance agreements. "Funded Cover" reinsurance agreements are multi-year retrospectively rated reinsurance agreements which do not meet relevant accounting standards for risk transfer and under which the reinsured must pay additional premiums in subsequent years if losses in the current year exceed levels specified in the reinsurance agreement.

PROPERTY AND CASUALTY LOSS RESERVES

  As of March 15, 1994, the Reliance Insurance Group maintains a staff of 89 actuaries, of whom 15 are fellows of the Casualty Actuarial Society and one is a fellow of the Society of Actuaries. This staff regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

  The following tables present information relating to the liability for unpaid claims and related expenses ("loss reserves") for the Reliance Property and Casualty Companies. The table below provides a reconciliation of beginning and ending liability balances (net of reinsurance recoverables) for the years ended December 31, 1993, 1992 and 1991.

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
Liability for unpaid claims and related
 expenses (loss reserves), beginning of
 year....................................... $2,702,992  $2,375,235  $1,893,421
                                             ----------  ----------  ----------
Provision for policy claims and related
 expenses:
  Provision for insured events of the
   current year.............................  1,195,425   1,258,111   1,120,746
  Increase in provision for insured events
   of prior years...........................     40,169      31,487     271,714
                                             ----------  ----------  ----------
    Total provision.........................  1,235,594   1,289,598   1,392,460
                                             ----------  ----------  ----------
Payments for policy claims and related
 expenses:
  Attributable to insured events of the
   current year.............................    229,778     271,878     218,607
  Attributable to insured events of prior
   years....................................    776,881     689,181     692,039
                                             ----------  ----------  ----------
    Total payments..........................  1,006,659     961,059     910,646
                                             ----------  ----------  ----------
Foreign currency translation................       (399)       (782)         --
                                             ----------  ----------  ----------
Liability for unpaid claims and related
 expenses (loss reserves), end of year*..... $2,931,528  $2,702,992  $2,375,235
                                             ==========  ==========  ==========

- --------
* Loss reserves exclude estimated reinsurance recoverables of $2.12 billion at December 31, 1993, $1.87 billion at December 31, 1992 and $1.31 billion at December 31, 1991 and exclude the loss reserves of title operations of $204.7 million at December 31, 1993 and $173.3 million at December 31, 1992 and the loss reserves of title and mortgage insurance operations of $177.4 million at December 31, 1991.

  The table below provides a reconciliation of beginning and ending liability balances (before reinsurance recoverables) for the year ended December 31, 1993.

                                                   YEAR ENDED DECEMBER 31, 1993
                                                   ----------------------------
                                                          (IN THOUSANDS)
Liability for unpaid claims and related expenses
 (loss reserves), beginning of year...............          $4,571,792
                                                            ----------
Provision for policy claims and related expenses:
  Provision for insured events of the current
   year...........................................           2,212,408
  Decrease in provision for insured events of
   prior years....................................            (114,980)
                                                            ----------
    Total provision...............................           2,097,428
Payments for policy claims and related expenses:
  Attributable to insured events of the current
   year...........................................             387,960
  Attributable to insured events of prior years...           1,228,954
                                                            ----------
    Total payments................................           1,616,914
Foreign currency translation......................              (3,864)
                                                            ----------
Liability for unpaid claims and related expenses
 (loss reserves), end of year*....................          $5,048,442
                                                            ==========

- --------
* Loss reserves at December 31, 1993 exclude the loss reserves of title operations of $204.7 million at December 31, 1993.

  Policy claims and related expenses include a provision for insured events of prior years of $40.2 million in 1993, compared to $31.5 million in 1992 and $271.7 million in 1991. The 1993 provision includes $21.1 million of adverse development from workers' compensation reinsurance pools and $35.2 million of adverse development related to prior-year asbestos-related and environmental pollution claims. This development was partially offset by favorable development in other lines of business, including specialty commercial general liability lines. The 1992 provision includes $55.6 million of adverse development from workers' compensation and automobile reinsurance pools. This development was partially offset by favorable development of $11.9 million from two general liability claims and favorable development of $10.7 million related to unallocated loss adjustment expenses. The 1991 provision includes $156.0 million to strengthen loss reserves principally in guaranteed cost workers' compensation business and loss adjustment expense reserves in other standard commercial lines. The 1991 provision also includes $57.3 million of adverse development from workers' compensation reinsurance pools and a $5.2 million provision in personal lines resulting from prior years' catastrophes.

  The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Property and Casualty Companies. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1993. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1993, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty at April 30, 1990 (the date of sale), relating to 1983 to 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1983 through 1992, the Company has experienced deficiencies in its estimated liability for loss reserves. Included in these deficiencies were provisions of $156.0 million in 1991 and $100.0 million in 1986 specifically made to strengthen prior-years' loss reserves. The Company's loss reserves during this period have been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                           DECEMBER 31,
                   --------------------------------------------------------------------------------------
                      1993       1992         1991         1990         1989         1988         1987
                   ---------- ----------   ----------   ----------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Liability for
 unpaid claims
 and related
 expenses (loss
 reserves)(1)....  $2,931,528 $2,702,992   $2,375,235   $1,893,421   $1,962,822   $1,644,057   $1,494,227
Liability
 reestimated as
 of:
 One year later..          --      101.5%       101.3%       114.4%       104.8%       104.8%       107.8%
 Two years later.          --         --        104.4        115.2        117.0        113.5        112.0
 Three years
  later..........          --         --           --        119.6        118.2        121.8        118.5
 Four years
  later..........          --         --           --           --        120.9        123.2        125.0
 Five years
  later..........          --         --           --           --           --        127.8        126.7
 Six years later.          --         --           --           --           --           --        131.8
 Seven years
  later..........          --         --           --           --           --           --           --
 Eight years
  later..........          --         --           --           --           --           --           --
 Nine years
  later..........          --         --           --           --           --           --           --
 Ten years later.          --         --           --           --           --           --           --
Redundancy
 (Deficiency)....          --       (1.5%)       (4.4%)      (19.6%)      (20.9%)      (27.8%)      (31.8%)
Paid (cumulative)
 as of:
 One year later..          --       28.7%        29.0%        36.6%        40.7%        41.6%        38.6%
 Two years later.          --         --         48.6         57.9         65.4         71.6         65.8
 Three years
  later..........          --         --           --         72.8         82.2         86.4         88.2
 Four years
  later..........          --         --           --           --         91.3         97.2         99.5
 Five years
  later..........          --         --           --           --           --        103.0        106.2
 Six years later.          --         --           --           --           --           --        110.7
 Seven years
  later..........          --         --           --           --           --           --           --
 Eight years
  later..........          --         --           --           --           --           --           --
 Nine years
  later..........          --         --           --           --           --           --           --
 Ten years later.          --         --           --           --           --           --           --

                                          DECEMBER 31,
                    -------------------------------------------------
                       1986         1985         1984         1983
                    ----------   ----------   ----------   ----------
                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Liability for
 unpaid claims
 and related
 expenses (loss
 reserves)(1)....   $1,425,942   $1,248,713   $1,162,200   $1,110,565
Liability
 reestimated as
 of:
 One year later..        106.6%       122.1%       109.3%       101.9%
 Two years later.        115.6        134.5        126.3        102.1
 Three years
  later..........        121.6        142.5        135.7        110.5
 Four years
  later..........        127.2        150.4        142.3        116.0
 Five years
  later..........        132.3        155.1        149.2        119.9
 Six years later.        135.1        161.2        152.4        125.4
 Seven years
  later..........        140.0        163.5        157.8        127.4
 Eight years
  later..........           --        168.5        159.6        131.5
 Nine years
  later..........           --           --        165.1        134.0
 Ten years later.           --           --           --        138.7
Redundancy
 (Deficiency).... )      (40.0%)      (68.5%)      (65.1%)      (38.7%)
Paid (cumulative)
 as of:
 One year later..         42.0%        48.1%        47.2%        39.4%
 Two years later.         68.4         79.1         76.2         61.7
 Three years
  later..........         88.1         98.9         98.5         78.9
 Four years
  later..........        103.9        114.4        111.0         92.5
 Five years
  later..........        112.1        127.3        121.2         99.4
 Six years later.        117.1        134.9        130.1        104.7
 Seven years
  later..........        120.8        138.5        135.8        110.0
 Eight years
  later..........           --        141.9        138.6        113.5
 Nine years
  later..........           --           --        142.2        116.0
 Ten years later.           --           --           --        118.9

- -------
(1) The liability for unpaid claims and related expenses (loss reserves), before reinsurance recoverables, was $5.0 billion at December 31, 1993. The loss reserve, before reinsurance recoverables, for years 1992 and prior was redundant by $115.0 million at December 31, 1993.

  The difference between the property and casualty liability for loss reserves at December 31, 1993 and 1992 reported in the Company's consolidated financial statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1993        1992
                                                        ----------  ----------
                                                           (IN THOUSANDS)
Liability reported under statutory accounting
 practices............................................. $2,846,073  $2,617,040
Adjustment for GAAP basis accrual of estimated salvage
 and subrogation recoveries............................     (9,360)    (11,248)
Additional discount of workers' compensation reserves..     95,996      97,982
Foreign currency translation...........................     (1,181)       (782)
                                                        ----------  ----------
Liability reported..................................... $2,931,528  $2,702,992
                                                        ==========  ==========

  The difference between the property and casualty liability for loss reserves at December 31, 1993 reported in the Company's consolidated financial statements (before reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices (before reinsurance recoverables) is as follows:

                                                              DECEMBER 31, 1993
                                                              -----------------
                                                               (IN THOUSANDS)
Liability reported under statutory accounting practices......    $4,878,016
Adjustment for GAAP basis accrual of estimated salvage and
 subrogation recoveries......................................       (11,484)
Additional discount of workers' compensation reserves........       186,556
Foreign currency translation.................................        (4,646)
                                                                 ----------
Liability reported...........................................    $5,048,442
                                                                 ==========

  Property and casualty loss reserves are based on an evaluation of reported claims and statistical projections of claims incurred but not reported and loss adjustment expenses. Estimates of salvage and subrogation are deducted from the liability for unpaid claims. Also considered are other factors such as the promptness with which claims are reported, the history of the ultimate liability for such claims compared with initial and intermediate estimates, the type of insurance coverage involved, the experience of the property and casualty industry and other economic indicators when applicable.

  The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Property and Casualty Companies apply a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix, the economic environment in which property and casualty companies operate and the trend toward increasing claims and awards. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The Reliance Property and Casualty Companies regularly analyze their reserves and review their pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Property and Casualty Companies consult with independent actuarial firms concerning reserving practices and levels. The Reliance Property and

Casualty Companies are required by state insurance regulators to file, along with their statutory reports, a statement of actuarial reserve opinion setting forth an actuary's assessment of their reserve status and, in 1993, the Reliance Property and Casualty Companies used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves will require continual updates. The process of estimating claims is a complex task and the ultimate liability may be more or less than such estimates indicate. Since 1989, the Reliance Property and Casualty Companies have increased their premium writings in specialty commercial lines of business. Estimation of loss reserves for many specialty commercial lines of business is more difficult than for certain standard commercial lines because claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variations in loss development are more likely in these lines of business. The Reliance Property and Casualty Companies attempt to reduce these variations in certain of its specialty commercial lines, primarily directors and officers liability, professional liability and general liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Property and Casualty Companies also seeks to limit the loss from a single event through the use of reinsurance.

  In calculating the liability for loss reserves, the Reliance Property and Casualty Companies discount workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Property and Casualty Companies in workers' compensation reinsurance pools are discounted. In the fourth quarter of 1993, the Reliance Property and Casualty Companies commuted a treaty with a voluntary workers' compensation pool and is holding the same reserves for claims incurred but not reported and discount as was previously held by such pool before the treaty was commuted. The discounting of all claims (net of reinsurance recoverables) resulted in a $284.7 million, $289.5 million and $243.8 million decrease in the liability for loss reserves at December 31, 1993, 1992 and 1991, respectively. The discounts taken in 1993, 1992 and 1991 were $7.9 million, $54.1 million and $50.9 million, respectively. In 1993, these discounts were more than offset by discount amortization resulting in a decrease in pretax income of $4.8 million. In 1992 and 1991, these discounts were partially offset by discount amortization, resulting in an increase in pretax income of $45.7 million and $43.7 million, respectively.

  The liability for loss reserves includes provisions for inflation in several ways, depending on how the reserve is established. An explicit provision for inflation is used where estimates of ultimate loss are based on pricing. A provision for inflation is also included for certain discounted workers' compensation claims. In these cases, the provision for inflation is based on factors supplied by the respective workers' compensation rating bureaus which have jurisdiction for states which provide for cost-of-living increases in indemnity benefits. In other reserves, the analysis reflects the effect of inflationary trends as part of the overall effect on claim costs, as well as changes in marketing, underwriting, reporting and processing systems, claims settlement and coverages purchased.

  Included in the liability for loss reserves at December 31, 1993 are $152 million ($122 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims. Included in these reserves are reserves for claims incurred but not reported and reserves for loss expenses, which include litigation expenses. The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development to exhibit more variation than the remainder of the Company's book of business. The Company's net paid losses and related expenses for asbestos-related and environmental pollution claims have not been material in relation to the Company's total net paid losses and related expenses. Net paid losses and related expenses (primarily legal fees and expenses) relating to these claims were $23.0 million (including $8.6 million of related expenses), $17.3 million (including $7.7 million of related expenses) $20.3 million (including $11.5 million of related expenses), $5.6 million (including $3.6 million of related expenses) and $8.5 million (including $5.0 million of related expenses) for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. Total payments for all policy claims and related expenses were $1.0 billion, $961.1 million, $910.6 million, $1.0 billion and $1.1 billion for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. As of December 31, 1993, the Company had approximately 700 direct insureds for which one or more environmental or asbestos claims were open. As of December 31, 1993, the Company was involved in approximately 40 coverage disputes (where a motion for declaratory judgment had been filed, the resolution of which will require a judicial interpretation of an insurance policy) related to asbestos or environmental pollution claims. The Company is not aware of any pending litigation or pending claim which will result in significant contingent liabilities in these areas. The Company believes it has made reasonable provisions for these claims, although the ultimate liability may be more or less than such reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

  Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Property and Casualty Companies are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

  Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking the best available return, can be achieved by active portfolio management and by the intensive monitoring of investments. Reference is made to "Reliance Financial Services Corporation and Subsidiaries Financial Review--Investment Portfolio" on page 31 of the Company's 1993 Annual Report, which section is incorporated herein by reference, and Note 2 to the Consolidated Financial Statements.

  The following table details the distribution of the Company's investments at December 31, 1993:

                                             AMORTIZED      MARKET    CARRYING
                                                COST        VALUE      VALUE
                                           -------------- ---------- ----------
                                                      (IN THOUSANDS)
Fixed maturities available for sale:
 Bonds and notes:
  United States Government and government
   agencies and authorities...............   $  466,897   $  475,060 $  475,060
  Foreign-governments.....................       18,396       22,273     22,273
  Foreign-other...........................       21,519       26,117     26,117
  Public utilities........................       86,943       91,556     91,556
  All other corporate bonds and notes.....      904,006      945,764    945,764
 Redeemable preferred stocks..............      359,208      383,329    383,329
                                             ----------   ---------- ----------
                                              1,856,969    1,944,099  1,944,099
                                             ----------   ---------- ----------
Fixed maturities held for investment:
 Bonds and notes:
  States, municipalities and political
   subdivisions...........................   $   13,965       14,312     13,965
  Foreign-government......................       26,507       28,659     26,507
  Foreign-other...........................       49,311       52,710     49,311
  Public utilities........................      433,138      446,506    433,138
  All other corporate bonds and notes.....      277,914      287,836    277,914
 Redeemable preferred stocks..............      135,808      143,090    135,808
                                             ----------   ---------- ----------
                                                936,643      973,113    936,643
                                             ----------   ---------- ----------
    Total fixed maturities................    2,793,612    2,917,212  2,880,742
                                             ----------   ---------- ----------
Equity securities(1):
 Common stocks:
  Public utilities........................       55,861       60,695     60,695
  Banks, trusts and insurance companies...        9,668        9,113      9,113
  Industrial and other....................      171,530      233,846    233,846
 Nonredeemable preferred stocks...........      221,158      243,519    243,519
                                             ----------   ---------- ----------
                                                458,217      547,173    547,173
                                             ----------   ---------- ----------
Short-term investments....................      372,507      373,015    372,507
                                             ----------   ---------- ----------
    Total investment portfolio............   $3,624,336   $3,837,400 $3,800,422
                                             ==========   ========== ==========
                                              COST AND
                                              CARRYING
                                               VALUE
                                           --------------
                                           (IN THOUSANDS)
Mortgage loans (2)........................   $   17,188
Investments in real estate................      282,836

- --------
(1) Does not include investment in Zenith National Insurance Corp. which is accounted for by the equity method and which, as of December 31, 1993, had a carrying value of $157.0 million. See "--Investee Company."
(2) In the Company's Consolidated Financial Statements, mortgage loans are included in other accounts and notes receivable.

  The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The Company holds virtually no investments in commercial real estate mortgages. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and are managed to achieve a proper balance of safety, liquidity and investment yields. The Reliance Insurance Group primarily invests in investment grade securities (those rated "BBB" or better by S&P), and, to a lesser extent, non-investment grade and non-rated securities.

  Equity investments are made after in-depth analysis of individual companies' fundamentals by the Reliance Insurance Group's staff of investment professionals. They seek to identify equities that appear to be undervalued relative to the issuer's business fundamentals, such as earnings, cash flows, balance sheets and future prospects. Rather than maintaining a portfolio with large numbers of issuers weighted across a broad range of industry sectors, the Company invests in sufficiently few issuers to allow it to effectively monitor each investment. The Reliance Insurance Group has increased the liquidity of its equity portfolio by investing in issuers which have significant market capitalizations.

  At December 31, 1993, the Company's real estate holdings had a carrying value of $282.8 million, which includes 11 shopping centers with an aggregate carrying value of $130.3 million, office buildings and other commercial properties with an aggregate carrying value of $91.9 million, and undeveloped land with a carrying value of $60.6 million.

  At December 31, 1993, the Reliance Insurance Group's investment portfolio was $3.6 billion (at cost) with 87.4% in fixed maturities and short-term securities (including redeemable preferred stock) and 12.6% in equity securities, including convertible preferred stock.

  All publicly traded investment grade securities are priced using the Merrill Lynch Matrix Pricing model, which model is one of the standard methods of pricing such securities in the industry. All publicly traded non-investment grade securities, except as indicated below, are priced from broker-dealers who make markets in these and other similar securities. For fixed maturities not publicly traded, prices are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. Upon sale, such prices may not be realized when the size of a particular investment in an issue is significant in relation to the total size of such issue. Non-investment grade securities that are thinly traded are priced using internally developed calculations. Such securities represent less than 1% of the Reliance Insurance Group's fixed maturities portfolio.

  The following table presents the investment results of the Reliance Insurance Group's investment portfolio for each of the years ended December 31, 1993, 1992 and 1991:

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1993         1992         1991
                                         -----------  -----------  -----------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
  Average investments(1)................ $ 3,050,018  $ 2,667,220  $ 2,538,315
  Net investment income(2)..............     210,916      196,021      212,887
  Realized gains........................      59,252       30,508       18,449
  Increase in unrealized gains..........      51,787       55,937      179,061
  Average annual yield:
    Net investment income...............        6.92%        7.35%        8.39%
    Realized gains......................        1.94         1.14         0.73
    Increase in unrealized gains........        1.70         2.10         7.05
                                         -----------  -----------  -----------
  Return on fixed maturities............       10.56%       10.59%       16.17%
                                         ===========  ===========  ===========
Equity Securities(3):
  Average investments(1)................ $   622,435  $   510,986  $   289,473
  Net investment income(2)..............      28,259       20,995        9,639
  Realized gains........................      98,944       19,628        3,841
  Increase (decrease) in unrealized
   gains................................      (9,670)      31,619       64,226
  Average annual yield:
    Net investment income...............        4.54%        4.11%        3.33%
    Realized gains......................       15.89         3.84         1.33
    Increase (decrease) in unrealized
     gains..............................       (1.55)        6.19        22.18
                                         -----------  -----------  -----------
  Return on equity securities...........       18.88%       14.14%       26.84%
                                         ===========  ===========  ===========
Total weighted average return on fixed
 maturities and equity securities(4)....       11.97%       11.16%       17.26%
                                         ===========  ===========  ===========

- --------
(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1993, 1992 and 1991.
(2) Consists principally of interest and dividend income, less investment expenses.
(3) Does not include investment in Zenith National Insurance Corp. see "-- Investee Company."
(4) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1993 fixed maturity portfolio market value would be approximately 0.78%.

  The carrying value and market value at December 31, 1993 of fixed maturities for which interest is payable on a deferred basis was $77.4 million.

  At December 31, 1993, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                                      PERCENT OF
                                                                        TOTAL
                                                 CARRYING    MARKET     MARKET
                                                  VALUE      VALUE      VALUE
                                                ---------- ---------- ----------
                                                         (IN THOUSANDS)
AAA to A....................................... $1,338,971 $1,359,469     47%
BBB............................................  1,044,508  1,057,803     36
                                                ---------- ----------    ---
  Total investment grade.......................  2,383,479  2,417,272     83
                                                ---------- ----------    ---
BB to B........................................    326,829    327,970     11
CCC to C.......................................     45,795     45,795      2
Below C........................................      3,829      3,829     --
Non-rated......................................    120,810    122,346      4
                                                ---------- ----------    ---
  Total........................................ $2,880,742 $2,917,212    100%
                                                ========== ==========    ===

  Substantially all of the non-investment grade fixed maturities are classified as "available for sale" and, accordingly, are carried at quoted market value.

  The contractual maturities of short-term and fixed maturity investments at December 31, 1993 are set forth below:

                                                           AMORTIZED    MARKET
                                                              COST      VALUE
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Short-term investments.................................... $  372,507 $  373,015
                                                           ========== ==========
Fixed maturity investments:
  1995.................................................... $   21,044 $   22,184
  1996....................................................     36,172     33,523
  1997....................................................     69,423     79,395
  1998....................................................    380,265    381,633
  1999-2003...............................................    635,870    673,686
  2004 and thereafter.....................................  1,627,558  1,702,403
                                                           ---------- ----------
                                                            2,770,332  2,892,824
Mortgage-backed securities................................     23,280     24,388
                                                           ---------- ----------
    Total................................................. $2,793,612 $2,917,212
                                                           ========== ==========

  As of March 15, 1994, the Reliance Insurance Group owned 3,568,634 shares of common stock of Symbol Technologies, Inc. ("Symbol"), representing 14.8% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 15, 1994, the market value of the Reliance Insurance Group's investment in Symbol was $72,264,839 (based upon the closing price on such date as reported by the NYSE).

INVESTEE COMPANY

  As of March 15, 1994, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ("Zenith"), representing 34.4% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 15, 1994, the market value of the Reliance Insurance Group's investment in Zenith was $139,706,957 (based upon the closing price on such date as reported by the NYSE).

  The board of directors of Zenith includes certain executive officers of the Company. The Company's investment in Zenith is accounted for by the equity method. See Note 3 to the Consolidated Financial Statements.

REGULATION

  The businesses of the Reliance Insurance Group, in common with those of other insurance companies, are subject to comprehensive, detailed regulation in the jurisdictions in which they do business. Such regulation is primarily for the protection of policyholders rather than for the benefit of investors. Although their scope varies from place to place, insurance laws in general grant broad powers to supervisory agencies or officials to examine companies and to enforce rules or exercise discretion touching almost every significant aspect of the conduct of the insurance business. These include the licensing of companies and agents to transact business, varying degrees of control over premium rates (particularly for property and casualty companies), the forms of policies offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders. Other legislation obliges the Reliance Property and Casualty Companies to offer policies or assume risks in various markets which they would not seek if they were acting solely in their own interest. While such regulation and legislation is sometimes burdensome, inasmuch as all insurance companies similarly situated are subject to such controls, the Company does not believe that the competitive position of the Reliance Insurance Group is adversely affected.

  State holding company acts also regulate changes of control in insurance holding companies and transactions and dividends between an insurance company and its parent or affiliates. Although the specific provisions vary, the holding company acts generally prohibit a person from acquiring a controlling interest in an insurer incorporated in the state promulgating the act or in any other controlling person of such insurer unless the insurance authority has approved the proposed acquisition in accordance with the applicable regulations. In many states, including Pennsylvania, where Reliance Insurance Company is domiciled, "control" is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled by a party, although the insurance authority may find that "control" in fact does or does not exist where a person owns or controls either a lesser or a greater amount of securities. The holding company acts also impose standards on certain transactions with related companies, which generally include, among other requirements, that all transactions be fair and reasonable and that certain types of transactions receive prior regulatory approval either in all instances or when certain regulatory thresholds have been exceeded.

  Other states, in addition to an insurance company's state of domicile, may regulate affiliated transactions and the acquisition of control of licensed insurers. The State of California, for example, presently treats certain insurance subsidiaries of the Company which are not domiciled in California as though they were domestic insurers for insurance holding company purposes and such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, which provisions are more restrictive than the comparable laws of the states of domicile of such subsidiaries.

  The Insurance Law of Pennsylvania, where Reliance Insurance Company is domiciled, was amended in February 1994 (effective immediately) to establish a new test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Department. Under such test, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's net income, but in no event to exceed the amount of "unassigned funds (surplus)", which is defined as "undistributed, accumulated surplus, including net income and unrealized gains, since the organization of the insurer." In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance, and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

  Total common and preferred stock dividends paid by Reliance Insurance Company during 1993, 1992 and 1991 were, $133.7 million ($130.6 million for common stock), $143.7 million ($140.4 million for common stock) and $160.6 million ($156.9 million for common stock), respectively. During 1994, $126.8 million would be available for dividend payments by Reliance Insurance Company based upon the new dividend test under Pennsylvania Law. As a result of the refinancing completed on November 15, 1993, the Company believes such amount will be sufficient to meet its cash needs.

  There is no assurance that Reliance Insurance Company will meet the tests in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. However, Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its Common Stock.

  The NAIC has adopted a "risk-based capital" requirement for the property and casualty insurance industry which becomes effective in 1995 (based on 1994 financial results). "Risk-based capital" refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business would be used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. Although the regulations governing risk based capital are not effective until 1995 (based on 1994 financial results), the Company has calculated that its capital exceeds the risk based capital that would be required if the formula was currently in effect (based on 1993 financial results). However, because certain terms of the regulation have yet to be defined, management cannot predict the ultimate impact of risk-based capital requirements on the Company's capital requirements or its competitive position.

  Maintaining appropriate levels of statutory surplus is considered important by the Company's management, state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurers' ratings.

  The Company's principal property and casualty insurance subsidiary, Reliance Insurance Company, has operated outside of the NAIC financial ratio range concerning liabilities to liquid assets (the "NAIC liquidity test"). This ratio is intended only as a guideline for an insurance company to follow. The Company believes that it has sufficient marketable assets on hand to make timely payment of claims and other operating requirements.

  On November 8, 1988, voters in California approved Proposition 103, which requires a rollback of rates for property and casualty insurance policies issued or renewed after November 8, 1988 of 20% from November 1987 levels and freezes rates at such lower levels until November 1989. Proposition 103 also requires that subsequent rate changes be justified to, and approved by, an elected Insurance Commissioner, automobile insurance rates be determined primarily by the driver's safety record and mileage driven, and "good drivers" be given a 20% discount (in addition to the 20% rollback).

  In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million. Since then, there have been several administrative hearings on rate rollback and several different regulations issued. None survived the administrative process until Emergency Regulations were approved in August and October 1991 and then readopted in February 1992. The regulations allowed the Commissioner of Insurance to order insurance companies to rollback 1988 rates and issue refunds to policyholders. In June 1992, the California Office of Administrative Law (the "OAL") disapproved the Department's Emergency Regulations. In July 1992 the OAL disapproved the Department's permanent regulations governing rate rollbacks, which were materially the same as the Department's Emergency Regulations. In February 1993, a Los Angeles Superior Court issued a decision in the consolidated case challenging the Department's Emergency Regulations and the application of these regulations. The court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. In October 1991, the Commissioner announced orders to fourteen insurer groups directing specified refunds to policyholders. Insurers could comply or a departmental hearing would be scheduled. The Company was not included in the group of fourteen insurers. The amount and timing of any rate rollback or refunds by the Company remain uncertain. The Company's property and casualty insurance subsidiaries have not earned underwriting profits in California in the past five years. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair". The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the results of operations or financial condition of the Company.

  From time to time, other states have considered adopting legislation or regulations which could adversely affect the manner in which the Reliance Insurance Group sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of any such legislation or regulation would have on the ability of the Company to raise its rates. However, since the Company has substantially withdrawn from personal lines, the Company believes that these initiatives will not have a material effect on its on-going business.

COMPETITION

  All of the Company's businesses are highly competitive. The property and casualty insurance business is fragmented and no single company dominates any of the markets in which the Company operates. The Reliance Insurance Group competes with individual companies and with groups of affiliated companies with greater financial resources, larger sales forces and more widespread agency and broker relationships. Competition in the property and casualty insurance industry is based primarily on both price and service. In addition, because the Reliance Insurance Group sells its policies through independent agents and insurance brokers who are not obligated to choose the Reliance Insurance Group's policies over those of another insurer, the Reliance Insurance Group must compete for agents and brokers and for the business they control. Such competition is based upon price, product design, policyholder service, commissions and service to agents and brokers.

  Commonwealth/Transamerica Title compete with large national title insurance companies and with smaller, locally established businesses which may possess distinct competitive advantages. Competition in the title insurance business is based primarily on the quality and timeliness of service. In some market areas, abstracts and title opinions issued by attorneys are used as an alternative to title insurance and other services provided by title companies. In addition, certain jurisdictions have title registration systems which can lessen the demand for title insurance.

ITEM 2. PROPERTIES.

  The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1993, the Company and its consolidated subsidiaries employed approximately 9,600 persons in approximately 440 offices.

ITEM 3. LEGAL PROCEEDINGS.

  The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company is contesting the allegations of the complaints in each pending action and believes, based on current knowledge and after consultation with counsel, that the resolution of these matters will not have a material adverse effect on the consolidated financial statements of the Company. In addition, Hall, the predecessor corporation of Prometheus Funding Corp., a subsidiary of the Company ("Prometheus"), entered into a settlement agreement, which is subject to court approval, with the Superintendent of Insurance of the State of New York (the "Superintendent"), arising out of the insolvency of Union Indemnity Insurance Company of New York, Inc. ("Union Indemnity"). The settlement agreement was submitted to the court for approval in October 1989 and objections were filed by various parties. In March 1994, the Superintendent informed Prometheus that he did not intend to pursue court approval of the settlement until the resolution of appellate proceedings in a pending litigation between the Superintendent and certain of Union Indemnity's reinsurers. Prometheus has advised the Superintendent that this position is in breach of the settlement agreement's requirement that the parties diligently make every effort to obtain court approval of the settlement, and Prometheus has reserved all of its rights with respect thereto. There is no assurance that such approval will be obtained. The settlement agreement will not become effective until final approval by the court. See Note 16 to the consolidated financial statements for additional information concerning such legal proceedings and contingencies affecting the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Item 4 is not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  As of March 15, 1994, all 1,000 outstanding shares of Reliance Financial's common stock are held of record by Reliance Group Holdings and are not publicly traded. See the information in "Market and Dividend Information for Common Stock" on page 33 of the Reliance Financial 1993 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Item 6 is not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  See the information in "Reliance Financial Services Corporation and Subsidiaries Financial Review" on pages 26 through 33 of the Reliance Financial 1993 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the information on pages 1 through 24 of the Reliance Financial 1993 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Items 10, 11, 12 and 13, which comprise Part III, are not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

  The consolidated financial statements of Reliance Financial Services Corporation and Subsidiaries, which appear on pages 1 through 24 of the Reliance Financial 1993 Annual Report, are incorporated herein by reference.

                                                                PAGE REFERENCE
                                                               ----------------
                                                                          1993
                                                                         ANNUAL
                                                               FORM 10-K REPORT
                                                               --------- ------
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES:
  Independent Auditors' Report................................    A-1
  Consolidated Financial Statements at December 31, 1993 and
   1992 and for the three years ended December 31, 1993:
    Statement of Operations...................................               1
    Balance Sheet.............................................               2
    Statement of Changes in Shareholder's Equity..............               3
    Statement of Cash Flows...................................               4
    Notes to Financial Statements (1-18)......................            5-24

2. FINANCIAL STATEMENT SCHEDULES:

   I-- Summary of Investments--Other Than Investments in Related
       Parties.....................................................   A-2
  II-- Amounts Receivable From Related Parties and Underwriters,
       Promoters and Employees Other Than Related Parties..........   A-3
 III-- Condensed Financial Information of the Registrant at Decem-
        ber 31, 1993 and 1992 and for the three years ended Decem-
        ber 31, 1993:
       Statement of Operations.....................................   A-4
       Balance Sheet...............................................   A-5
       Statement of Cash Flows.....................................   A-6
   V-- Supplementary Insurance Information.........................   A-7
  VI-- Reinsurance.................................................   A-8
  IX-- Short-Term Borrowings.......................................   A-9
   X-- Supplemental Information Concerning Property and Casualty
       Insurance Operations........................................  A-10

  All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

  Pursuant to Rule 1-02(v) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. meets the definition of a "significant subsidiary." Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

3. EXHIBITS

    3.1  Reliance Financial's Certificate of Incorporation, as amended
         (incorporated by reference to Exhibit 3.1 to Registration Statement
         No. 2-458933).
    3.2  Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.2 to
         Registration Statement No. 2-60201).

    3.3  Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.3 to
         Reliance Financial's Annual Report on Form 10-K for the year ended
         December 31, 1983).
    3.4 Reliance Financial's By-Laws, as amended (incorporated by reference to Exhibit 3.4 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1990).
   *4.
   10.1  Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall &
         Co. Inc. ("Hall") and Aon Corporation ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).
   10.2  Agreement and Plan of Merger, dated as of July 24, 1992, among
         Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
         (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings'
         Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).
   10.3  Parent Undertaking Agreement, dated July 24, 1992, among Reliance
         Group Holdings, Inc., Reliance Insurance Company and Aon (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings' Quarterly
         Report on Form 10-Q for the Quarter ended June 30, 1992).
   10.4  Employee Benefit Agreement, dated July 24, 1992, among Reliance Group
         Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).
   10.5 Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).
   10.6  Underwriting Agreement, dated October 30, 1992, among Shearson Lehman
         Brothers Inc., Salomon Brothers, Inc, Commonwealth Land Title
         Insurance Company ("Commonwealth"), Commonwealth Mortgage Assurance
         Company ("CMAC") and CMAC Investment Corporation ("CIC") (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly
         Report on Form 10-Q for the Quarter ended September 30, 1992).
   10.7  International Underwriting Agreement, dated October 30, 1992, among
         Lehman Brothers International Limited, Salomon Brothers International
         Limited, Commonwealth, CMAC and CIC (incorporated by reference to
         Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).
   10.8  Settlement Agreement and Release, dated June 2, 1989, between James P.
         Corcoran, Superintendent of Insurance of the State of New York, as
         Liquidator of Union Indemnity Insurance Company of New York, Inc. and
         Hall (now known as Prometheus Funding Corp.) (incorporated by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on
         Form 10-Q for the Quarter ended June 30, 1989).

- --------
 * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

   10.9  Stock Purchase Agreement, dated April 3, 1993, by and among Reliance
         Group Holdings, Inc., Reliance Insurance Company and General Electric
         Capital Corporation (incorporated by reference to Exhibit 10.22 to
         Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1992).
   10.10 First Amendment, dated as of May 31, 1993, to Exhibit 10.9
         (incorporated by reference to Exhibit 2.2 to Reliance Insurance
         Company's Current Report on Form 8-K dated (date of earliest event reported) July 14, 1993).
   10.11 Amendment, dated July 14, 1993, to Exhibit 10.9 (incorporated by reference to Exhibit 2.3 to Reliance Insurance Company's Current
         Report on Form 8-K dated (date of earliest event reported) July 14,
         1993).
   13.1  Reliance Financial 1993 Annual Report.
 **28.1 Schedule P from the statutory reports of the Reliance Property and Casualty Companies (incorporated by reference to Exhibit 28.1 to
         Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).

- --------
** Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.4% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the three months ended December 31, 1993.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF MARCH, 1994.

                                        Reliance Financial Services Corporation

                                                     Saul P. Steinberg
                                        By: ___________________________________
                                                     SAUL P. STEINBERG
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                            TITLE               DATE

          Saul P. Steinberg             Chairman of the Board,   March 29, 1994
- -------------------------------------   Principal Executive
          SAUL P. STEINBERG             Officer and Director

           George E. Bello              Principal Accounting     March 29, 1994
- -------------------------------------   Officer and Director
           GEORGE E. BELLO

         Lowell C. Freiberg             Principal Financial      March 29, 1994
- -------------------------------------   Officer and Director
         LOWELL C. FREIBERG

           George R. Baker              Director                 March 29, 1994
- -------------------------------------
           GEORGE R. BAKER

            Carter Burden               Director                 March 29, 1994
- -------------------------------------
            CARTER BURDEN

           Dennis A. Busti              Director                 March 29, 1994
- -------------------------------------
           DENNIS A. BUSTI

            Dean W. Case                Director                 March 29, 1994
- -------------------------------------
            DEAN W. CASE

              SIGNATURE                    TITLE                  DATE
              ---------                    -----                  ----


          Thomas P. Gerrity               Director            March 29, 1994
- -------------------------------------
          THOMAS P. GERRITY

          Jewell J. McCabe                Director            March 29, 1994
- -------------------------------------
          JEWELL J. MCCABE

          Irving Schneider                Director            March 29, 1994
- -------------------------------------
          IRVING SCHNEIDER

         Bernard L. Schwartz              Director            March 29, 1994
- -------------------------------------
         BERNARD L. SCHWARTZ

                                          Director
- -------------------------------------
          RICHARD E. SNYDER

       Thomas J. Stanton, Jr.             Director            March 29, 1994
- -------------------------------------
       THOMAS J. STANTON, JR.

         Robert M. Steinberg              Director            March 29, 1994
- -------------------------------------
         ROBERT M. STEINBERG

         James E. Yacobucci               Director            March 29, 1994
- -------------------------------------
         JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
Reliance Financial Services Corporation
New York, New York

We have audited the consolidated financial statements of Reliance Financial Services Corporation (a subsidiary of Reliance Group Holdings, Inc.) and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 18, 1994, except for note 16, as to which the date is March 9, 1994 (which report includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 106, 109, 113 and 115); such financial statements and report are included in your 1993 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Financial Services Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Deloitte & Touche
New York, New York
February 18, 1994, except for note 16,
as to which the date is March 9, 1994

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1993

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                COLUMN A                   COLUMN B   COLUMN C     COLUMN D
- -------------------------------------------------------------------------------
                                                                AMOUNT AT WHICH
                                                                 SHOWN IN THE
           TYPE OF INVESTMENT                COST      VALUE     BALANCE SHEET
- -------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
 Bonds and notes:
   United States government and
    government agencies and authorities.. $  466,897 $  475,060   $  475,060
   Foreign-government....................     18,396     22,273       22,273
   Foreign-other.........................     21,519     26,117       26,117
   Public utilities......................     86,943     91,556       91,556
   All other corporate bonds and notes...    904,006    945,764      945,764
 Redeemable preferred stocks.............    359,208    383,329      383,329
                                          ---------- ----------   ----------
                                           1,856,969  1,944,099    1,944,099
                                          ---------- ----------   ----------
Fixed maturities held for investment:
 Bonds and notes:
   States, municipalities and political
    subdivisions.........................     13,965     14,312       13,965
   Foreign-government....................     26,507     28,659       26,507
   Foreign-other.........................     49,311     52,710       49,311
   Public utilities......................    433,138    446,506      433,138
   All other corporate bonds and notes...    277,914    287,836      277,914
 Redeemable preferred stocks.............    135,808    143,090      135,808
                                          ---------- ----------   ----------
                                             936,643    973,113      936,643
                                          ---------- ----------   ----------
Equity securities:
 Common stocks:
   Public utilities......................     55,861     60,695       60,695
   Banks, trusts and insurance companies.      9,668      9,113        9,113
   Industrial and other..................    171,530    233,846      233,846
 Nonredeemable preferred stocks..........    221,158    243,519      243,519
                                          ---------- ----------   ----------
                                             458,217    547,173      547,173
                                          ---------- ----------   ----------
Short-term investments...................    372,507    373,015      372,507
                                          ---------- ----------   ----------
                                                     $3,837,400
                                                     ==========
Mortgage loans (1).......................     17,188                  17,188
Investments in real estate...............    282,836                 282,836
                                          ----------              ----------
                                          $3,924,360              $4,100,446
                                          ==========              ==========

(1) In the consolidated financial statements, mortgage loans are included in other accounts and notes receivable.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COLUMN A           COLUMN B  COLUMN C   COLUMN D       COLUMN E
- ------------------------------------------------------------------------------
                                                                BALANCE--
                                                              END OF PERIOD
                            BALANCE--                      -------------------
                            BEGINNING             AMOUNTS
      NAME OF DEBTOR        OF PERIOD ADDITIONS  COLLECTED CURRENT NOT CURRENT
- ------------------------------------------------------------------------------
(In thousands)
YEAR ENDED DECEMBER 31,
 1993:
Receivable from officer:
 Lawrence Mitchell.........   $243      $ 14(a)    $ --      $ 5      $252
                              ====      ====       ====      ===      ====
Year Ended December 31,
 1992:
Receivable from officer:
 Lawrence Mitchell.........   $ --      $240(b)    $ --      $--      $243
                                           3(a)
                              ----      ----       ----      ---      ----
                              $ --      $243       $ --      $--      $243
                              ====      ====       ====      ===      ====
Year Ended December 31,
 1991:
Receivables from officers:
 Robert J. Joyce...........   $ 51      $ --       $ 51      $--      $ --
 James J. McGarr...........     36         1(a)      37       --        --
                              ----      ----       ----      ---      ----
                              $ 87      $  1       $ 88      $--      $ --
                              ====      ====       ====      ===      ====

(a) Accrued interest receivable.
(b) Demand note receivable bearing interest at the prime rate.

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31                               1993      1992       1991
- ------------------------------------------------------------------------------
(In thousands)
REVENUES:
Dividends from subsidiaries..................... $130,639  $140,448  $ 156,948
Interest and other income, principally from
 affiliates.....................................   18,560    20,237     22,210
                                                 --------  --------  ---------
                                                  149,199   160,685    179,158
                                                 --------  --------  ---------
EXPENSES:
Interest........................................   18,423    19,077     16,859
General and administrative......................      537       168         27
                                                 --------  --------  ---------
                                                   18,960    19,245     16,886
                                                 --------  --------  ---------
                                                  130,239   141,440    162,272
Income tax (provision) benefit..................      140      (337)    (1,858)
                                                 --------  --------  ---------
INCOME BEFORE EQUITY IN SUBSIDIARIES AND
 INVESTEE COMPANIES.............................  130,379   141,103    160,414
Equity in subsidiaries (net income (loss) less
 dividends received):
  Income (loss) from continuing operations......   42,529   (73,642)  (197,666)
  Income from discontinued operations...........       --    64,105     31,444
  Loss on disposal of discontinued operations...       --   (47,300)        --
Equity in net income (loss) of investee
 companies......................................   12,441     5,206    (16,574)
                                                 --------  --------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........  185,349    89,472    (22,382)
Extraordinary item--early extinguishment of
 debt...........................................   (3,666)       --         --
Extraordinary item of investee company..........       --        --        894
Cumulative effect of change in accounting for
 subsidiaries' income taxes.....................   24,335        --         --
                                                 --------  --------  ---------
NET INCOME (LOSS)............................... $206,018  $ 89,472  $ (21,488)
                                                 ========  ========  =========

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

BALANCE SHEET

ASSETS                                      DECEMBER 31       1993        1992
- -------------------------------------------------------------------------------
(Dollars in thousands, except per-share amounts)
Cash................................................... $   29,711  $       10
Investment in subsidiaries.............................  1,165,268   1,055,392
Notes receivable from parent company...................    194,513     280,237
Other assets...........................................     20,818      15,243
                                                        ----------  ----------
                                                        $1,410,310  $1,350,882
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
- -------------------------------------------------------------------------------
Accounts payable and accrued expenses.................. $    1,929  $    2,886
Federal income taxes due to parent company.............     20,578      22,692
Term loans and short-term debt.........................    105,000          --
Debentures and notes...................................     99,863     174,793
                                                        ----------  ----------
                                                           227,370     200,371
                                                        ----------  ----------
Contingencies and commitments
Shareholder's equity:
  Common stock, par value $.10 per share, 1,000 shares
   authorized,
   issued and outstanding..............................         --          --
  Additional paid-in capital...........................    677,510     676,696
  Retained earnings (including undistributed net income
   of subsidiaries
   of $238,535 and $159,230)...........................    406,138     400,120
  Net unrealized gain of subsidiaries on investments...    115,023      86,021
  Net unrealized loss of subsidiaries on foreign
   currency translation................................    (15,731)    (12,326)
                                                        ----------  ----------
                                                         1,182,940   1,150,511
                                                        ----------  ----------
                                                        $1,410,310  $1,350,882
                                                        ==========  ==========

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                              1993       1992       1991
- -------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................. $ 206,018  $  89,472  $ (21,488)
Excess of dividends received over equity in
 net income
 of subsidiaries and investee companies.......        --     51,631    181,902
Equity in undistributed net income of
 subsidiaries and
 investee companies...........................   (79,305)        --         --
Other--net....................................    (3,431)       867      2,332
                                               ---------  ---------  ---------
                                                 123,282    141,970    162,746
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary............    (5,000)        --         --
Other--net....................................       755         --     (3,858)
                                               ---------  ---------  ---------
                                                  (4,245)        --     (3,858)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent
 company--net.................................   (14,212)   (12,356)   (44,859)
Increase in term loans and short-term debt....   105,000         --         --
Repurchases of debentures.....................   (80,060)    (9,628)    (9,028)
Dividends.....................................  (100,064)  (120,000)  (105,000)
                                               ---------  ---------  ---------
                                                 (89,336)  (141,984)  (158,887)
                                               ---------  ---------  ---------
Increase (decrease) in cash...................    29,701        (14)         1
Cash, beginning of year.......................        10         24         23
                                               ---------  ---------  ---------
Cash, end of year............................. $  29,711  $      10  $      24
                                               =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In 1993, non-cash dividends of $99,936,000 were recorded as a reduction in notes receivable from parent company.

                                                                      SCHEDULE V
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

     COLUMN A        COLUMN B    COLUMN C   COLUMN D   COLUMN E   COLUMN F   COLUMN G    COLUMN H   COLUMN I   COLUMN J
- ------------------------------------------------------------------------------------------------------------------------
                                                                                       AMORTIZATION
                     DEFERRED     UNPAID                                      POLICY   OF DEFERRED
                      POLICY    CLAIMS AND                          NET     CLAIMS AND    POLICY      OTHER
                    ACQUISITION  RELATED    UNEARNED   PREMIUMS  INVESTMENT SETTLEMENT ACQUISITION  INSURANCE  PREMIUMS
      SEGMENT          COSTS     EXPENSES   PREMIUMS    EARNED   INCOME (A)  EXPENSES     COSTS     EXPENSES   WRITTEN
- ------------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED
 DECEMBER 31,
 1993:
Property and
 casualty:
 Underwriting
  Standard
   commercial.....   $120,812   $2,073,338 $  567,672 $1,069,933            $  947,347   $222,925   $102,159  $1,244,917
  Specialty
   commercial.....     57,317      858,190    269,322    501,606               288,247    104,512     72,450     525,680
  Reinsurance
   recoverable....         --    2,116,914    439,337         --                    --         --         --          --
                     --------   ---------- ---------- ----------            ----------   --------   --------  ----------
                      178,129    5,048,442  1,276,331  1,571,539  $226,517   1,235,594    327,437    174,609  $1,770,597
                                                                                                              ==========
Title.............         --      204,695         --    893,364    24,282      81,803         --    780,138
                     --------   ---------- ---------- ----------  --------  ----------   --------   --------
                     $178,129   $5,253,137 $1,276,331 $2,464,903  $250,799  $1,317,397   $327,437   $954,747
                     ========   ========== ========== ==========  ========  ==========   ========   ========
Year Ended
 December 31,
 1992:
Property and
 casualty:
 Underwriting
  Standard
   commercial.....   $ 80,488   $1,918,404 $  392,828 $1,011,229            $  919,330   $181,847   $135,745  $1,042,267
  Specialty
   commercial.....     42,862      784,588    245,389    524,511               370,268     94,307     53,081     499,293
  Reinsurance
   recoverable....         --    1,868,800    564,990         --                    --         --         --          --
                     --------   ---------- ---------- ----------            ----------   --------   --------  ----------
                      123,350    4,571,792  1,203,207  1,535,740  $199,556   1,289,598    276,154    188,826  $1,541,560
                                                                                                              ==========
Title and
 mortgage.........         --      173,328         --    826,493    26,224     100,562     13,437    691,048
                     --------   ---------- ---------- ----------  --------  ----------   --------   --------
                     $123,350   $4,745,120 $1,203,207 $2,362,233  $225,780  $1,390,160   $289,591   $879,874
                     ========   ========== ========== ==========  ========  ==========   ========   ========
Year Ended
 December 31,
 1991:
Property and
 casualty:
 Underwriting
  Standard
   commercial.....   $ 73,447   $1,742,435 $  362,298 $1,111,055            $1,117,733   $207,989   $116,170  $1,093,907
  Specialty
   commercial.....     36,721      632,800    271,115    437,783               274,727     72,949     84,550     517,137
  Reinsurance
   recoverable....         --    1,309,814    472,810         --                    --         --         --          --
                     --------   ---------- ---------- ----------            ----------   --------   --------  ----------
                      110,168    3,685,049  1,106,223  1,548,838  $202,348   1,392,460    280,938    200,720  $1,611,044
                                                                                                              ==========
Title and
 mortgage.........     10,078      177,449     40,262    675,904    26,233      90,485     10,874    575,558
Other.............         --           --         --         --        --          --         --         11
                     --------   ---------- ---------- ----------  --------  ----------   --------   --------
                     $120,246   $3,862,498 $1,146,485 $2,224,742  $228,581  $1,482,945   $291,812   $776,289
                     ========   ========== ========== ==========  ========  ==========   ========   ========

(a) An allocation of net investment income to the individual underwriting segments is not appropriate since allocation would be arbitrary and, in management's judgment, misleading.

                                                                    SCHEDULE VI
                                                                    ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

REINSURANCE

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

        COLUMN A          COLUMN B   COLUMN C  COLUMN D   COLUMN E   COLUMN F
- ------------------------------------------------------------------------------
                                      CEDED     ASSUMED             PERCENTAGE
                                        TO       FROM               OF AMOUNT
                           GROSS      OTHER      OTHER      NET      ASSUMED
                           AMOUNT   COMPANIES  COMPANIES   AMOUNT     TO NET
- ------------------------------------------------------------------------------
(Dollars in thousands)
YEAR ENDED DECEMBER 31,
 1993:
Premiums:
 Property and casualty.. $2,531,478 $1,264,361 $304,422  $1,571,539   19.37%
 Title..................    891,843      1,411    2,932     893,364     .33
                         ---------- ---------- --------  ----------
                         $3,423,321 $1,265,772 $307,354  $2,464,903   12.47
                         ========== ========== ========  ==========
Year Ended December 31,
 1992:
Premiums:
 Property and casualty.. $2,350,216 $1,127,206 $312,730  $1,535,740   20.36
 Title and mortgage.....    828,886      6,080    3,687     826,493     .45
                         ---------- ---------- --------  ----------
                         $3,179,102 $1,133,286 $316,417  $2,362,233   13.39
                         ========== ========== ========  ==========
Year Ended December 31,
 1991:
Premiums:
 Property and casualty.. $2,281,828 $  949,995 $217,005  $1,548,838   14.01
 Title and mortgage.....    674,024      2,906    4,786     675,904     .71
                         ---------- ---------- --------  ----------
                         $2,955,852 $  952,901 $221,791  $2,224,742    9.97
                         ========== ========== ========  ==========

                                                                    SCHEDULE IX
                                                                    ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SHORT-TERM BORROWINGS

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

        COLUMN A          COLUMN B  COLUMN C  COLUMN D     COLUMN E      COLUMN F
- ------------------------------------------------------------------------------------
                                               MAXIMUM      AVERAGE      WEIGHTED
                                    WEIGHTED   AMOUNT       AMOUNT        AVERAGE
                         BALANCE AT AVERAGE  OUTSTANDING  OUTSTANDING  INTEREST RATE
 CATEGORY OF AGGREGATE      END     INTEREST   DURING       DURING        DURING
  SHORT-TERM BORROWING   OF PERIOD    RATE   THE PERIOD  THE PERIOD(A) THE PERIOD(B)
- ------------------------------------------------------------------------------------
(Dollars in thousands)
YEAR ENDED DECEMBER 31,
 1993:
 Payable to banks.......  $ 2,444     5.3%     $58,365      $26,601         2.5%
Year Ended December 31,
 1992:
 Payable to banks.......    2,804     5.2       45,687       18,818         2.7
Year Ended December 31,
 1991:
 Payable to banks.......   16,461     9.0       24,407       15,424         5.9

(a) Average amount outstanding during the period was computed by dividing the total of the principal outstanding at the beginning of the period plus the individual month-end principal balances by 13.

(b) Weighted average interest rate during the period was computed by dividing interest expense on short-term borrowings by the average short-term borrowings outstanding.

                                                                      SCHEDULE X
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

    COLUMN A                 COLUMN B    COLUMN C    COLUMN D    COLUMN E   COLUMN F   COLUMN G       COLUMN H         COLUMN I
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     CLAIMS AND
                                          UNPAID                                                 SETTLEMENT EXPENSES AMORTIZATION
                             DEFERRED     CLAIMS                                                 INCURRED RELATED TO OF DEFERRED
  AFFILIATION                 POLICY       AND       DISCOUNT                            NET     -------------------    POLICY
      WITH                  ACQUISITION  RELATED   DEDUCTED IN   UNEARNED    EARNED   INVESTMENT  CURRENT    PRIOR   ACQUISITION
   REGISTRANT                  COSTS     EXPENSES  COLUMN C (A)  PREMIUMS   PREMIUMS    INCOME      YEAR     YEARS      COSTS
- ---------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
YEAR ENDED
 DECEMBER 31, 1993.          $178,129   $5,048,442   $284,681   $1,276,331 $1,571,539  $226,517  $1,195,425 $ 40,169   $327,437
                             ========   ==========   ========   ========== ==========  ========  ========== ========   ========
Year Ended
 December 31, 1992.          $123,350   $4,571,792   $289,500   $1,203,207 $1,535,740  $199,556  $1,258,111 $ 31,487   $276,154
                             ========   ==========   ========   ========== ==========  ========  ========== ========   ========
Year Ended
 December 31, 1991.          $110,168   $3,685,049   $243,800   $1,106,223 $1,548,838  $202,348  $1,120,746 $271,714   $280,938
                             ========   ==========   ========   ========== ==========  ========  ========== ========   ========
    COLUMN A                 COLUMN J   COLUMN K
- ---------------------------------------------------------------------------------------------------------------------------------
                               PAID
                              CLAIMS
  AFFILIATION                  AND
      WITH                  SETTLEMENT  PREMIUMS
   REGISTRANT                EXPENSES   WRITTEN
- ---------------------------------------------------------------------------------------------------------------------------------
(In thousands)
Consolidated subsidiaries:
YEAR ENDED
 DECEMBER 31, 1993.         $1,006,659 $1,770,597
                            ========== ==========
Year Ended
 December 31, 1992.         $  961,059 $1,541,560
                            ========== ==========
Year Ended
 December 31, 1991.         $  910,646 $1,611,044
                            ========== ==========

(a)Liabilities (net of reinsurance recoverables) for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns are discounted to present values using statutory annual rates ranging from 3% to 6%.

                                    EXHIBITS

                                       TO

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

 FOR THE FISCAL YEAR ENDED DECEMBER           COMMISSION FILE NUMBER 1-7080
              31, 1993

                    RELIANCE FINANCIAL SERVICES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    RELIANCE FINANCIAL SERVICES CORPORATION

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
- -------
   3.1 Reliance Financial's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-458933).

   3.2 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 2-60201).

   3.3 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.3 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1983).

   3.4 Reliance Financial's By-Laws, as amended (incorporated by reference to Exhibit 3.4 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1990).

  *4.

  10.1 Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ("Hall") and Aon Corporation ("Aon") (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).

  10.2 Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).

  10.3 Parent Undertaking Agreement, dated July 24, 1992, among Reliance Group Holdings, Inc., Reliance Insurance Company and Aon (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).

  10.4 Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).

  10.5 Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).

  10.6 Underwriting Agreement, dated October 30, 1992, among Shearson Lehman Brothers Inc., Salomon Brothers, Inc, Commonwealth Land Title Insurance Company ("Commonwealth"), Commonwealth Mortgage Assurance Company ("CMAC") and CMAC Investment Corporation ("CIC") (incorporated by reference to Exhibit 10.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).
- --------
 * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

EXHIBIT
NUMBER
- -------
 10.7 International Underwriting Agreement, dated October 30, 1992, among Lehman Brothers International Limited, Salomon Brothers International Limited, Commonwealth, CMAC and CIC (incorporated by reference to
       Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).

  10.8 Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the Quarter ended June 30, 1989).

  10.9 Stock Purchase Agreement, dated April 3, 1993, by and among Reliance Group Holdings, Inc., Reliance Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.22 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  10.10 First Amendment, dated as of May 31, 1993, to Exhibit 10.9 (incorporated by reference to Exhibit 2.2 to Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July 14, 1993).

  10.11 Amendment, dated July 14, 1993, to Exhibit 10.9 (incorporated by reference to Exhibit 2.3 to Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July 14,
        1993).

  13.1 Reliance Financial 1993 Annual Report.

**28.1 Schedule P from the statutory reports of the Reliance Property and
       Casualty Companies (incorporated by reference to Exhibit 28.1 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1993).
- --------
** Schedule P from the statutory reports of Zenith National Insurance Corp.,
  34.4% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.