Form 10-Q
period 1994-03-31
RELIANCE FINANCIAL SERVICES CORP
filed 1994-05-13
CIK 83047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  (Mark One)
       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---------
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---------
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____________To______________

                         Commission File Number 1-7080


                    RELIANCE FINANCIAL SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                         Delaware                  51-0113548
              (State or other jurisdiction      (I.R.S. Employer
            of incorporation or organization)  Identification No.)


                        Park Avenue Plaza
                        55 East 52nd Street
                        New York, New York                10055
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (212) 909-1100

The Registrant meets the requirements and conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure as permitted thereunder.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       --------   --------

As of May 2, 1994, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                   I N D E X
                                   ---------

                                                                        Page
                                                                         No.
                                                                        ----
 PART I.  FINANCIAL INFORMATION:
   Item 1.  Financial Statements

     Consolidated Statement of Income for the Quarters Ended
       March 31, 1994 and 1993 (Unaudited)..............................  2

     Consolidated Balance Sheet at March 31, 1994 (Unaudited) and
       December 31, 1993................................................  3

     Consolidated Statement of Changes in Shareholder's Equity for the
       Quarter Ended March 31, 1994 (Unaudited).........................  4

     Consolidated Condensed Statement of Cash Flows for the Quarters
       Ended March 31, 1994 and 1993 (Unaudited)........................  5

     Notes to Consolidated Financial Statements (Unaudited).............  6

   Item 2.  Management's Discussion and Analysis of the Consolidated
              Statement of Income.......................................  8

  PART II.  OTHER INFORMATION, AS APPLICABLE............................ 13

  SIGNATURES............................................................ 14

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Quarter Ended March 31                                             1994       1993
                                                               --------   --------
(In thousands)

Revenues:
Premiums earned.............................................   $685,885   $550,028
Net investment income.......................................     62,650     65,334
Gain on sales of investments................................      3,637     35,582
Interest income from parent company.........................      2,918      5,044
Other.......................................................     31,475     27,120
                                                               --------   --------
                                                                786,565    683,108
                                                               --------   --------
Claims and expenses:
Policy claims and settlement expenses.......................    368,574    297,856
Policy acquisition costs....................................    103,173     81,404
Interest....................................................      4,906      5,452
Other insurance expenses....................................    255,631    214,118
Other.......................................................     31,395     27,434
                                                               --------   --------
                                                                763,679    626,264
                                                               --------   --------
Income before income taxes, minority interests
 and equity in investee company.............................     22,886     56,844
Provision for income taxes..................................     (6,767)   (20,464)
Minority interests..........................................       (742)      (818)
Equity in investee company..................................      2,285      1,500
                                                               --------   --------

Income before cumulative effect of change in
 accounting for income taxes................................     17,662     37,062

Cumulative effect of change in accounting for income taxes..          -     24,335
                                                               --------   --------
Net income..................................................   $ 17,662   $ 61,397
                                                               ========   ========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                March 31   December 31
ASSETS                                                              1994          1993
                                                              ----------   -----------
(Dollars in thousands, except per-share amounts)

Marketable securities:
  Fixed maturities held for investment - at amortized cost
   (quoted market $1,130,603 and $973,113)..................  $1,167,246    $  936,643
  Fixed maturities available for sale - at quoted market
   (cost $1,913,130 and $1,856,969).........................   1,927,367     1,944,099
  Equity securities - at quoted market (cost $422,617
   and $458,217)............................................     475,538       547,173
  Short-term investments....................................     183,315       372,507
Cash........................................................      58,473        91,608
Premiums receivable.........................................   1,072,543       963,570
Other accounts and notes receivable.........................     129,455       124,911
Reinsurance recoverables....................................   2,709,905     2,573,688
Federal and foreign income taxes, including deferred taxes..     125,070       108,571
Notes receivable from parent company........................     192,825       194,513
Investments in real estate - at cost, less accumulated
 depreciation...............................................     284,609       282,836
Investment in investee company..............................     161,079       157,016
Deferred policy acquisition costs...........................     183,373       178,129
Other assets................................................     310,546       312,129
                                                              ----------    ----------
                                                              $8,981,344    $8,787,393
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Unearned premiums...........................................  $1,320,753    $1,276,331
Unpaid claims and related expenses..........................   5,459,645     5,253,137
Accounts payable and accrued expenses.......................     569,264       616,499
Reinsurance ceded premiums payable..........................     296,674       206,373
Debentures and notes........................................      99,868        99,863
Term loans and short-term debt..............................      98,959       125,373
Minority interests - redeemable preferred stock of a
 subsidiary.................................................      26,877        26,877
                                                              ----------    ----------
                                                               7,872,040     7,604,453
                                                              ----------    ----------

Contingencies and commitments

Shareholder's equity:
  Common stock, par value $.10 per share, 1,000 shares
   authorized, issued and outstanding.......................           -             -
  Additional paid-in capital................................     677,151       677,510
  Retained earnings.........................................     403,800       406,138
  Net unrealized gain on investments........................      44,911       115,023
  Net unrealized loss on foreign currency transaction.......     (16,558)      (15,731)
                                                              ----------    ----------
                                                               1,109,304     1,182,940
                                                              ----------    ----------
                                                              $8,981,344    $8,787,393
                                                              ==========    ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)


                                                                                                              Net
                                                                                                       Unrealized
                                                                                              Net         Loss on
                                                      Additional                       Unrealized         Foreign
                                            Common       Paid-In      Retained            Gain on        Currency    Shareholder's
                                             Stock       Capital      Earnings        Investments     Translation           Equity
                                            ------    ----------      --------        -----------     -----------    -------------
(In thousands)

Balance, December 31, 1993.............      $   -     $677,510       $406,138          $115,023         $(15,731)      $1,182,940

Transactions of investee
 company ..............................                    (359)                           2,229                             1,870

Net income.............................                                 17,662                                              17,662

Dividends..............................                                (20,000)                                            (20,000)

Depreciation after deferred
 income taxes..........................                                                   (72,341)                         (72,341)

Foreign currency translation...........                                                                      (827)            (827)
                                             -----     --------       --------          ---------        --------       ----------
Balance, March 31, 1994................      $   -     $677,151       $403,800          $  44,911        $(16,558)      $1,109,304
                                             =====     ========       ========          =========        ========       ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                          1994        1993
                                                           ---------   ---------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES.................      $  85,674   $    (195)
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale.........         58,028      37,587
Sales of fixed maturities held for investment........          4,791           -
Redemptions of fixed maturities available for sale...          6,678      46,925
Redemptions of fixed maturities held for investment..          8,643      25,833
Sales of equity securities...........................        117,344     259,138
Sales of short-term investments - net................        193,366     210,830
Purchases of fixed maturities available for sale.....       (141,732)   (217,884)
Purchases of fixed maturities held for investment....       (229,619)   (218,554)
Purchases of equity securities.......................        (80,335)    (95,680)
Other - net..........................................        (11,247)    (11,240)
                                                           ---------   ---------
                                                             (74,083)     36,955
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company.....        (18,312)     (5,172)
Repayments of term loans.............................        (27,983)          -
Increase in short-term debt - net....................          1,569       1,570
Dividends............................................              -     (40,000)
                                                           ---------   ---------
                                                             (44,726)    (43,602)
                                                           ---------   ---------

Decrease in cash.....................................        (33,135)     (6,842)
Cash, beginning of period............................         91,608      58,947
                                                           ---------   ---------
Cash, end of period..................................      $  58,473   $  52,105
                                                           =========   =========
Supplemental disclosures of cash flow information:

Interest paid........................................      $   1,620   $      90
                                                           =========   =========

Supplemental disclosure of non-cash financing activity:

In 1994, non-cash dividends of $20,000,000 were recorded as a reduction in notes receivable from parent company.

See notes to consolidated financial statements

  RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



  1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals, except in 1994 for the effect of the adoption of Statement of Financial Accounting Standards No. 112 as described in note 4 herein) considered necessary to present fairly the financial position at March 31, 1994, and the results of operations changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

  For a summary of significant accounting policies (which have not changed from December 31, 1993, except as described in note 4 herein) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  2.  EQUITY IN INVESTEE COMPANY

  Equity income in Zenith National Insurance Corp. was $2.3 million for the quarter ended March 31, 1994 compared to $1.5 million in the corresponding 1993 period.

  Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                         1994      1993
- - ----------------------                       --------  --------
 (In thousands, except per-share amounts)
 Revenues..................................  $138,252  $143,256
 Net income................................     8,200    12,600
 Net income per share......................      0.43      0.66

  3.  REINSURANCE

  The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                              Quarter Ended March 31
                   ------------------------------------------
                           1994                  1993
                   --------------------  --------------------
                    Premiums   Premiums   Premiums   Premiums
                     Written     Earned    Written     Earned
                   ---------  ---------  ---------  ---------
   Direct......... $ 711,679  $ 678,463  $ 666,678  $ 628,397
   Assumed........    89,931     79,306     79,500     70,287
   Ceded..........  (305,252)  (297,115)  (285,636)  (335,177)
                   ---------  ---------  ---------  ---------
   Net Premiums... $ 496,358  $ 460,654  $ 460,542  $ 363,507
                   =========  =========  =========  =========

  The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                  Quarter Ended March 31
                                                  ----------------------
                                                      1994          1993
                                                  --------      --------
     Gross......................................  $589,730      $480,267
     Reinsurance recoveries.....................  (241,350)     (199,003)
                                                  --------      --------
     Net policy claims and settlement expenses..  $348,380      $281,264
                                                  ========      ========

  4.  ADOPTION OF NEW ACCOUNTING STANDARD

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial position or results of operations.

  RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENT OF INCOME



  OVERVIEW

  Net income was $17.7 million in the first quarter of 1994 compared to $61.4 million in the corresponding 1993 period, which included income of $24.3 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments.

  PROPERTY AND CASUALTY INSURANCE OPERATIONS

  Net premiums written and net premiums earned were $496.4 million and $460.7 million in the first three months of 1994 compared to $460.5 million and $363.5 million in the corresponding prior-year period. Net premiums written and net premiums earned in the first quarter of 1993 were reduced by $40.3 million and $85.9 million, respectively, for premiums ceded certain quota share treaties which were not renewed.

  Underwriting losses for the three-month period ended March 31, 1994, were $44.4 million compared to $44.1 million in the corresponding 1993 period. Underwriting losses in standard commercial lines and specialty commercial lines were $43.0 million and $1.4 million respectively in the first quarter of 1994. In the corresponding 1993 period, standard commercial lines had an underwriting loss of $50.9 and specialty commercial lines had an underwriting profit of $6.8 million. Underwriting results for both standard commercial and specialty commercial lines in 1994 reflect a higher level of costs resulting from catastrophes. The cost of catastrophes in the first quarter of 1994 was $28.7 million ($89.5 million before reinsurance), arising primarily from the January 1994 California earthquake and severe winter storms in the eastern and midwestern regions of the country. Catastrophe losses in the first quarter of 1993 were $17.5 million ($56.1 million before reinsurance). The effects of higher catastrophe losses in 1994 were offset by improved loss experience in standard commercial lines, as well as lower underwriting losses from involuntary pools which declined to $5.8 million in the first three months of 1994 from $10.8 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 109.1% in the first quarter of 1994 compared to 112.2% in the corresponding 1993 period. Excluding the effects of catastrophes, the combined ratio was 102.9% in the first quarter of 1994 compared to 107.4% in the corresponding 1993 period.

  In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million.

  Since then, there have been several administrative hearings on rate rollback and several different regulations issued. In February 1993, a Los Angeles Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company's property and casualty insurance subsidiaries have not earned underwriting profits in California in the past five years. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the results of operations or financial condition of the Company.

  From time to time, other states have considered adopting legislation or regulations which could adversely affect the manner in which the Company sets rates for policies of insurance, particularly as they relate to personal lines. No assurance can be given as to what effect the adoption of any such legislation or regulation would have on the ability of the Company to raise its rates. However, since the Company is transferring or running off its personal lines business and, as a result, has substantially withdrawn from personal lines, the Company believes that these initiatives will not have a material effect on its on-going business.

  PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

  Net investment income of the property and casualty insurance operations was $56.0 million in the first quarter of 1994 compared to $59.5 million in the corresponding 1993 period. The decline in net investment income resulted from lower yields in the fixed maturity investment portfolio, the effects of which were partially offset by growth in the size of the average fixed maturity investment portfolio. The growth in the size of the average fixed maturity investment portfolio reflects the reinvestment of proceeds from the sales of equity securities.

  Gains on sales of investments were $3.2 million in the first three months of 1994 compared to $34.3 million in the first three months of 1993. Gains on sales of investments during the 1993 period primarily resulted from sales of convertible preferred and common stocks.

  TITLE INSURANCE OPERATIONS

  Premiums and fees increased in the first quarter of 1994 to $225.2 million from $186.5 million in the corresponding 1993 period. The increase in premiums and fees resulted from increased residential refinancing activity, which began in March 1993, as well as increased new and existing home sales. As a result of recent increases in mortgage interest rates, it is not expected that the increase in residential refinancing activity will continue.

  Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $110.0 million in the first quarter of 1994 compared to $94.8 million in the first quarter of 1993. Agency commissions as a percentage of agency premiums declined in the first quarter of 1994 when compared to the corresponding 1993 period, principally reflecting a shift in premiums to those regions where agency commissions are generally lower. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $93.6 million in the first three months of 1994 from $76.1 million in the corresponding 1993 period, reflecting greater activity in the title insurance operations. The expense ratio of the title insurance operations (which includes agency commissions) declined to 89.8% in the first quarter of 1994 from 91.5% in the first quarter of 1993. This decline results principally from the lower percentage of agency commissions to agency premiums. The provision for claim losses increased to $20.2 million in the first quarter of 1994 from $16.6 million in the first quarter of 1993 reflecting premium growth.

  INVESTMENT PORTFOLIO

  At March 31, 1994, the Company's investment portfolio aggregated $3.69 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At March 31, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

  The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31,

  1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $448.5 million (13% of the fixed income portfolio) and $126.2 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


  OTHER OPERATIONS

  The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $31.5 million in the first three months of 1994 compared to $27.1 million in the corresponding 1993 period. Operating expenses incurred by these operations were $30.7 million in the first three months of 1994 compared to $26.3 million in the corresponding 1993 period. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

  At March 31, 1994, the Company's real estate holdings had a carrying value of $284.6 million, which includes 11 shopping centers with an aggregate carrying value of $132.3 million, office buildings and other commercial properties, with an aggregate carrying value of $91.6 million, and undeveloped land with a carrying value of $60.7 million.

  OTHER MATTERS

  The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry which becomes effective in 1995 (based on 1994 financial results). Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business would be used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. Although the regulations governing risk-based capital are not effective until 1995 (based on 1994 financial results), the Company has calculated that its capital exceeds the risk-based capital that would be required if the formula was currently in effect (based on 1993 financial results). Management cannot predict the ultimate impact of risk-based capital requirements on the Company's competitive position and its resulting capital requirement.

  Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurers' ratings.

  RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

  PART II.  OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K.
           --------------------------------

      (a)  Exhibits.
           --------

           None

      (b)  Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RELIANCE FINANCIAL SERVICES CORPORATION
                                   ---------------------------------------
                                                 (Registrant)


  Date    May 13, 1994             /s/ George E. Bello
          ------------             ---------------------------------------
                                   George E. Bello
                                   Executive Vice President and Controller
                                   (Chief Accounting Officer)