Form 10-Q
period 1994-06-30
RELIANCE FINANCIAL SERVICES CORP
filed 1994-08-15
CIK 83047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 -------            THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

- - ------- For the Transition Period From_______________To______________

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

As of August 1, 1994, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                   I N D E X
                                   ---------



                                                                          Page
                                                                           No.
                                                                          ----
PART I.  FINANCIAL INFORMATION:
   Item 1.  Financial Statements

       Consolidated Statement of Income for the Quarters and Six-Month
          Periods Ended June 30, 1994 and 1993 (Unaudited)................  2

       Consolidated Balance Sheet at June 30, 1994 (Unaudited) and
          December 31, 1993...............................................  3

       Consolidated Statement of Changes in Shareholder's Equity for the
          Six-Month Period Ended June 30, 1994 (Unaudited)................  4

       Consolidated Condensed Statement of Cash Flows for the Six-Month
          Periods Ended June 30, 1994 and 1993 (Unaudited)................  5

       Notes to Consolidated Financial Statements (Unaudited).............  6

   Item 2.  Management's Discussion and Analysis of the Consolidated
               Statement of Income........................................  8

PART II.  OTHER INFORMATION, AS APPLICABLE................................ 13

SIGNATURES................................................................ 14

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            Quarter Ended          Six Months Ended
                                                                  June 30                   June 30
                                                          1994       1993         1994         1993
- - ---------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Premiums earned.....................................  $734,588   $634,405   $1,420,473   $1,184,433
Net investment income...............................    64,603     63,922      127,253      129,256
Gain on sales of investments........................     1,672     35,049        5,309       70,631
Interest income from parent company.................     3,046      5,029        5,964       10,073
Other...............................................    37,109     29,699       68,584       56,819
                                                      --------   --------   ----------   ----------

                                                       841,018    768,104    1,627,583    1,451,212
                                                      --------   --------   ----------   ----------
Claims and expenses:
Policy claims and settlement expenses...............   360,735    338,648      729,309      636,504
Policy acquisition costs............................    98,043     85,288      201,216      166,692
Interest............................................     5,024      5,402        9,930       10,854
Other insurance expenses............................   286,419    231,870      542,050      445,988
Other...............................................    36,402     28,436       67,797       55,870
                                                      --------   --------   ----------   ----------

                                                       786,623    689,644    1,550,302    1,315,908
                                                      --------   --------   ----------   ----------
Income before income taxes, minority interests
    and equity in investee company..................    54,395     78,460       77,281      135,304
Provision for income taxes..........................   (14,923)   (31,401)     (21,690)     (51,865)
Minority interests..................................      (622)      (880)      (1,364)      (1,698)
Equity in investee company..........................     2,505      4,972        4,790        6,472
                                                      --------   --------   ----------   ----------
Income before cumulative effect of change in
       accounting for income taxes..................    41,355     51,151       59,017       88,213

Cumulative effect of change in accounting for
    income taxes....................................         -          -            -       24,335
                                                      --------   --------   ----------   ----------

Net income..........................................  $ 41,355   $ 51,151   $   59,017   $  112,548
                                                      ========   ========   ==========   ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     June 30   December 31
ASSETS                                                                  1994          1993
- - ------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,019,492 and $973,113)................   $1,102,654    $  936,643
     Fixed maturities available for sale - at quoted market
        (cost $1,910,498 and $1,856,969).......................    1,847,203     1,944,099
     Equity securities - at quoted market (cost $465,202
        and $458,217)..........................................      518,741       547,173
     Short-term investments....................................      185,350       372,507
Cash...........................................................       55,954        91,608
Premiums receivable............................................    1,125,592       963,570
Other accounts and notes receivable............................      140,175       124,911
Reinsurance recoverables.......................................    2,798,512     2,573,688
Federal and foreign income taxes, principally deferred taxes...      150,561       108,571
Notes receivable from parent company...........................      191,641       194,513
Investments in real estate - at cost, less accumulated
     depreciation..............................................      287,259       282,836
Investment in investee company.................................      154,267       157,016
Deferred policy acquisition costs..............................      184,294       178,129
Other assets...................................................      303,919       312,129
                                                                  ----------    ----------

                                                                  $9,046,122    $8,787,393
                                                                  ==========    ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
- - -----------------------------------------------------------------------------------------

Unearned premiums..............................................   $1,299,990   $1,276,331
Unpaid claims and related expenses.............................    5,562,709    5,253,137
Accounts payable and accrued expenses..........................      596,220      616,499
Reinsurance ceded premiums payable.............................      304,020      206,373
Debentures and notes...........................................       99,873       99,863
Term loans and short-term debt.................................       99,685      125,373
Minority interests - redeemable preferred stock of a
     subsidiary................................................       23,517       26,877
                                                                  ----------   ----------

                                                                   7,986,014    7,604,453
                                                                  ----------   ----------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per share, 1,000 shares
        authorized, issued and outstanding.....................            -            -
     Additional paid-in capital................................      678,413      677,510
     Retained earnings.........................................      410,155      406,138
     Net unrealized gain (loss) on investments.................      (11,132)     115,023
     Net unrealized loss on foreign currency translation.......      (17,328)     (15,731)
                                                                  ----------   ----------

                                                                   1,060,108    1,182,940
                                                                  ----------   ----------

                                                                  $9,046,122   $8,787,393
                                                                  ==========   ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                           Net
                                                                                    Unrealized
                                                                              Net      Loss on
                                             Additional                Unrealized      Foreign
                                     Common     Paid-In  Retained  Gain (Loss) on     Currency  Shareholder's
                                      Stock     Capital  Earnings     Investments  Translation         Equity
- - -------------------------------------------------------------------------------------------------------------
(In thousands)
Balance, December 31, 1993......  $      -     $677,510  $406,138       $ 115,023     $(15,731)    $1,182,940

Capital contribution............                  1,589                                                 1,589

Transactions of investee
     company ...................                   (686)                   (2,863)                     (3,549)

Net income......................                           59,017                                      59,017

Dividends.......................                          (55,000)                                    (55,000)

Depreciation after deferred
     income taxes...............                                         (123,292)                   (123,292)

Foreign currency translation....                                                        (1,597)        (1,597)
                                  --------     --------  --------       ---------     --------     ----------

Balance, June 30, 1994..........  $      -     $678,413  $410,155       $ (11,132)    $(17,328)    $1,060,108
                                  ========     ========  ========       =========     ========     ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                       1994       1993
- - ------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES..................... $  84,100  $  21,745
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale.............   211,368    216,223
Sales of fixed maturities held for investment............    15,111          -
Redemptions of fixed maturities available for sale.......    34,929     64,544
Redemptions of fixed maturities held for investment......    12,870     88,476
Sales of equity securities...............................   138,735    394,659
Sales of short-term investments - net....................   192,585    301,532
Purchases of fixed maturities available for sale.........  (312,912)  (378,975)
Purchases of fixed maturities held for investment........  (201,984)  (283,316)
Purchases of equity securities...........................  (107,576)  (333,502)
Other - net..............................................   (21,704)   (26,652)
                                                          ---------  ---------

                                                            (38,578)    42,989
                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company.........   (17,128)    (5,172)
Increase in term loans...................................     5,133          -
Increase in short-term debt - net........................       143      1,476
Repayments of term loans.................................   (30,964)    (1,564)
Dividends................................................   (35,000)   (80,000)
Redemption of redeemable preferred stock of a subsidiary.    (3,360)    (3,360)
                                                          ---------  ---------

                                                            (81,176)   (88,620)
                                                          ---------  ---------

Decrease in cash.........................................   (35,654)   (23,886)
Cash, beginning of period................................    91,608     58,947
                                                          ---------  ---------

Cash, end of period...................................... $  55,954  $  35,061
                                                          =========  =========

Supplemental disclosures of cash flow information:

Interest paid............................................ $   7,800  $   9,600
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

==============================================================================

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1994, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1993) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


2.  EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.5 million and $4.8 million for the second quarter and first six months of 1994 compared to equity income of $5.0 million and $6.5 million in the corresponding 1993 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

    Six Months Ended June 30                        1994      1993
    --------------------------------------------------------------
    (In thousands, except per-share amounts)
    Revenues..................................  $289,577  $292,790
    Income before income taxes................    28,751    35,462
    Net income................................    19,100    27,700
    Net income per share......................      1.00      1.44

3.  REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                      Six Months Ended June 30
                         -------------------------------------------------
                                  1994                      1993
                         -------------------------------------------------
                           Premiums      Premiums    Premiums     Premiums
                            Written        Earned     Written       Earned
                         ----------   ----------   ----------   ----------
   Direct..............  $1,360,423   $1,337,567   $1,286,035   $1,275,997
   Assumed.............     178,592      180,076      157,926      154,570
   Ceded...............    (568,787)    (579,413)    (557,345)    (654,667)
                         ----------   ----------   ----------   ----------
   Net Premiums........  $  970,228   $  938,230   $  886,616   $  775,900
                         ==========   ==========   ==========   ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                Six Months Ended
                                                     June 30
                                             -----------------------
                                                1994         1993
                                             ----------   ----------
   Gross.............................        $1,104,732   $1,243,308
   Reinsurance recoveries............          (418,363)    (642,991)
                                             ----------   ----------
   Net policy claims and settlement
    expenses.........................        $  686,369   $  600,317
                                             ==========   ==========

4.  ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption of this Statement had no material effect on the Company's consolidated financial statements.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
STATEMENT OF INCOME

================================================================================

OVERVIEW

Net income in the second quarter and first six months of 1994 was $41.4 million and $59.0 million compared to $51.2 million and $112.5 million in the corresponding 1993 periods. Net income for the first six months of 1993 included income of $24.3 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments, which were $1.7 million and $5.3 million in the second quarter and first six months of 1994 compared to $35.0 million and $70.6 million in the corresponding 1993 periods. The lower levels of realized gains were partially offset by improved underwriting results in property and casualty insurance.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written, net premiums earned and underwriting results were as follows (in thousands):

                                                                          QUARTER ENDED JUNE 30
                      -------------------------------------------------------------------------
                                                      1994                                 1993
                      -------------------------------------------------------------------------
                             Net        Net                      Net        Net
                        Premiums   Premiums   Underwriting   Premiums  Premiums    Underwriting
                         Written     Earned     Gain(Loss)    Written    Earned      Gain(Loss)
                      ------------------------------------   ----------------------------------
Standard Commercial      $328,615   $321,374      $(18,450)  $301,655    $290,815      $(40,202)

Specialty Commercial      145,255    156,202         1,800    124,419     121,578         5,687
                      ------------------------------------   ----------------------------------
                         $473,870   $477,576      $(16,650)  $426,074    $412,393      $(34,515)
                      ====================================   ==================================
                                                                       SIX MONTHS ENDED JUNE 30
                      -------------------------------------------------------------------------
                                                      1994                                 1993
                      -------------------------------------------------------------------------
                              Net        Net                      Net       Net
                         Premiums   Premiums   Underwriting  Premiums  Premiums    Underwriting
                          Written     Garned     Gain(Loss)   Written    Earned      Gain(Loss)
                      ------------------------------------   ----------------------------------
Standard Commercial      $682,334   $642,892      $(61,458)  $630,215    $528,793      $(91,119)

Specialty Commercial      287,894    295,338           445    256,401     247,107        12,459
                      ------------------------------------   ----------------------------------
                         $970,228   $938,230      $(61,013)  $886,616    $775,900      $(78,660)
                      ====================================   ==================================

Net premiums written in the second quarter and first six months of 1993 were reduced by

$17.7 million and $57.5 million, and net premiums earned were reduced by $63.0 million and $148.5 million, for premiums ceded under quota share treaties which were not renewed in 1993. These ceded premiums were primarily classified in standard commercial lines. The increase in specialty commercial net premiums written during 1994 resulted from higher general liability premiums, including financial coverages, and growth in surety premiums.

Underwriting results during 1994 for standard commercial lines have benefitted from improved loss experience particularly in commercial automobile and commercial multiple peril lines of business, partially offset by higher catastrophe losses. The improved underwriting results also reflect continued lower losses from involuntary pools which declined to $3.3 million and $9.2 million in the second quarter and first six months of 1994 compared to $7.4 million and $18.2 million in the corresponding 1993 periods. The underwriting results in specialty commercial lines remain strong. The decline in specialty commercial underwriting profits during 1994 reflects higher loss experience in certain general liability lines and higher catastrophe losses in assumed reinsurance, partially offset by improved results in surety lines. The cost of catastrophes for both standard commercial and specialty commercial lines in the second quarter and first six months of 1994 were $6.7 million and $35.4 million, arising primarily from the January 1994 California earthquake and severe winter storms. Catastrophe losses in the corresponding 1993 periods were $2.1 million and $19.6 million. Gross catastrophe losses, before reinsurance, were $95.0 million during the first six months of 1994 compared to $61.0 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 103.0% and 106.1% for the second quarter and first six months of 1994 compared to 108.1% and 110.0% in the corresponding 1993 periods. Excluding the effects of catastrophes, the combined ratios were 101.6% and 102.3% in the second quarter and first six months of 1994 compared to 107.6% and 107.5% in the corresponding 1993 periods.

In 1989, the California Department of Insurance notified United Pacific Insurance Company, one of the Company's California subsidiaries, which writes business in California, that under Proposition 103, profits generated by current rates exceeded the Department's rates for a fair and reasonable return by approximately $10.0 million. Since then, there have been several administrative
hearings on rate rollback and several different regulations issued.    In
February 1993, a Los Angeles Superior Court declared several sections of the regulations invalid and enjoined the enforcement of the regulations. In June 1993, the California Supreme Court agreed to hear the appeal from this decision. The regulations, if ultimately adopted and upheld, could result in the Company having to make a refund to policyholders possibly in excess of the amount specified in the Department's 1989 notice. The Company believes that even after considering investment income, total returns in California have been less than what would be considered "fair." The Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. Accordingly, the Company believes that it is probable that its premium revenues will not be subject to a refund which would have a material effect on the consolidated financial statements of the Company.

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

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations was $58.1 million and $114.1 million in the second quarter and first half of 1994 compared to $58.0 million and $117.5 million in the corresponding 1993 periods. Net investment income in 1994 benefitted from growth in the size of the average fixed maturity investment portfolio reflecting the reinvestment of proceeds from sales of equity securities. These benefits, however, have been offset by lower yields in the fixed maturity investment portfolio.

Gains on sales of investments were $1.5 million and $4.7 million in the second quarter and first six months of 1994 compared to $32.9 million and $67.2 million in the corresponding 1993 periods. Gains on sales of investments during the 1993 periods primarily resulted from sales of convertible preferred and common stocks.


TITLE INSURANCE OPERATIONS

Premiums and fees increased in the second quarter and first six months of 1994 to $257.0 million and $482.2 million from $222.0 million and $408.5 million in the corresponding 1993 periods. The growth in premiums and fees resulted from an increase in lower margin agency premiums. The growth in agency premiums during 1994 was partially offset by a decline in premiums from direct operations in the second quarter of 1994 reflecting lower levels of residential refinancing activity. As a result of increased mortgage interest rates, the Company does not foresee residential refinancing activity increasing in the near future. Accordingly, the Company expects its premiums from direct operations in 1994 to be lower than those of the prior year. The increase in premiums from agency operations during the second quarter of 1994 resulted from the typical reporting lag of 60-90 days and reflect the strong first quarter market conditions, prior to the increase in mortgage interest rates.

Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $142.0 million and $253.8 million in the second quarter and first six months of 1994 compared to $102.7
million and $199.2 million in the corresponding 1993 periods.   Agency
commissions increased during 1994 reflecting the higher level of premiums from agency operations. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses increased to $88.1 million and $180.0 million in the second quarter and first six months of 1994 from $87.2 million and $161.7 million in the corresponding 1993 periods. In order to reduce title insurance operating expenses, the Company has instituted various cost control measures, including staff reductions. The expense ratio of the title insurance operations (which includes agency commissions) increased to 89.5% and 89.9% in the second quarter and first six months of 1994 from 85.5% and 88.3% in the corresponding 1993 periods resulting from increased agency commissions and the decline in premiums from direct operations. The provision for claim losses increased to $22.7 million and $42.9 million in the second quarter and first six months of 1994 from $19.6 million and $36.2 million in the corresponding 1993 periods, reflecting premium growth.


INVESTMENT PORTFOLIO

At June 30, 1994, the Company's investment portfolio aggregated $3.66 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At June 30, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $388.4 million (12% of the fixed income portfolio) and $136.0 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $37.1 million and $68.6 million in the three-month and six-month periods ended June 30, 1994, compared to $29.7 million and $56.8 million in the corresponding 1993 periods. The increase in revenues during 1994 reflects growth in the information technology business. Operating expenses incurred by these operations were $35.4 million and $66.1 million in the three-month and six-month periods ended June 30, 1994, compared to $28.4 million and $54.6 million in the corresponding 1993 periods. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

At June 30, 1994, the Company's real estate holdings had a carrying value of $287.3 million, which includes 11 shopping centers with an aggregate carrying value of $135.2 million, office buildings and other commercial properties, with an aggregate carrying value of $91.5 million, and undeveloped land with a carrying value of $60.6 million.

OTHER MATTERS

The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry which becomes effective in 1995 (based on 1994 financial results). Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business would be used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. Although the regulations governing risk-based capital are not effective until 1995 (based on 1994 financial results), the Company has calculated that its capital exceeds the risk-based capital that would be required if the formula was currently in effect (based on 1993 financial results). Management cannot predict the ultimate impact of risk-based capital requirements on the Company's competitive position and its resulting capital requirements.

Maintaining appropriate levels of statutory surplus is considered important by the Company's management , state insurance regulatory authorities, and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

- - --------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits.
               --------

               None

          (b)  Reports on Form 8-K.
               -------------------

               No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RELIANCE FINANCIAL SERVICES CORPORATION
                                         ---------------------------------------
                                                        (Registrant)


Date:  August 12, 1994                   /s/ George E. Bello
       ---------------                   ----------------------------------
                                         George E. Bello
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)