Form 10-Q
period 1994-09-30
RELIANCE FINANCIAL SERVICES CORP
filed 1994-11-14
CIK 83047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    ---------
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1994

                                      OR

    _________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From___________To__________

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

As of November 1, 1994, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                   I N D E X
                                   ---------

                                                                          Page
                                                                           No.
                                                                          ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Consolidated Statement of Income for the Quarters and Nine-Month
     Periods Ended September 30, 1994 and 1993 (Unaudited).............    2

    Consolidated Balance Sheet at September 30, 1994 (Unaudited) and
     December 31, 1993.................................................    3

    Consolidated Statement of Changes in Shareholder's Equity for the
     Nine-Month Period Ended September 30, 1994 (Unaudited)............    4

    Consolidated Condensed Statement of Cash Flows for the Nine-Month
     Periods Ended September 30, 1994 and 1993 (Unaudited).............    5

    Notes to Consolidated Financial Statements (Unaudited).............    6

  Item 2.  Management's Discussion and Analysis of the Consolidated
            Statement of Income........................................    8

PART II.  OTHER INFORMATION, AS APPLICABLE.............................   13

SIGNATURES.............................................................   14

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                Quarter Ended         Nine Months Ended
                                                                 September 30              September 30
                                                              1994       1993         1994         1993
- - -------------------------------------------------------------------------------------------------------
(In thousands)
Revenues:
Premiums earned.......................................  $  623,547 $  612,768 $  2,044,020 $  1,797,201
Net investment income.................................      65,362     61,056      192,615      190,312
Gain on sales of investments..........................       3,403     42,221        8,712      112,852
Interest income from parent company...................       3,551      5,063        9,515       15,136
Other.................................................      36,847     29,704      105,431       86,523
                                                        ---------- ---------- ------------ ------------

                                                           732,710    750,812    2,360,293    2,202,024
                                                        ---------- ---------- ------------ ------------
Claims and expenses:
Policy claims and settlement expenses.................     308,941    312,484    1,038,250      948,988
Policy acquisition costs..............................      97,621     75,820      298,837      242,512
Interest..............................................       5,335      5,483       15,265       16,337
Other insurance expenses..............................     229,327    244,919      771,377      690,907
Other.................................................      34,821     32,945      102,618       88,815
                                                        ---------- ---------- ------------ ------------

                                                           676,045    671,651    2,226,347    1,987,559
                                                        ---------- ---------- ------------ ------------
Income before income taxes, minority interests
    and equity in investee company....................      56,665     79,161      133,946      214,465
Provision for income taxes............................     (15,590)   (18,677)     (37,280)     (70,542)
Minority interests....................................        (657)      (808)      (2,021)      (2,506)
Equity in investee company............................       2,776      2,971        7,566        9,443
                                                        ---------- ---------- ------------ ------------

Income before cumulative effect of change in
       accounting for income taxes....................      43,194     62,647      102,211      150,860

Cumulative effect of change in accounting for
    income taxes......................................          -          -            -        24,335
                                                        ---------- ---------- ------------ ------------

Net income............................................  $   43,194 $   62,647 $    102,211 $    175,195
                                                        ========== ========== ============ ============

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                                                        September 30    December 31
ASSETS                                                                          1994           1993
- - ---------------------------------------------------------------------------------------------------
(Dollars in thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,062,608 and $973,113).....................  $  1,160,469    $     936,643
     Fixed maturities available for sale - at quoted market
        (cost $1,884,398 and $1,856,969)............................     1,824,826        1,944,099
     Equity securities - at quoted market (cost $502,373
        and $458,217)...............................................       594,606          547,173
     Short-term investments.........................................       193,067          372,507
Cash................................................................        53,168           91,608
Premiums receivable.................................................     1,110,565          963,570
Other accounts and notes receivable.................................       137,775          124,911
Reinsurance recoverables............................................     2,997,313        2,573,688
Federal and foreign income taxes, principally deferred taxes........       136,931          108,571
Notes receivable from parent company................................       190,489          194,513
Investments in real estate - at cost, less accumulated
     depreciation...................................................       288,506          282,836
Investment in investee company......................................       149,314          157,016
Deferred policy acquisition costs...................................       185,763          178,129
Other assets........................................................       312,392          312,129
                                                                      ------------    -------------
                                                                      $  9,335,184    $   8,787,393
                                                                      ============    =============
LIABILITIES AND SHAREHOLDER'S EQUITY
- - ---------------------------------------------------------------------------------------------------
Unearned premiums...................................................  $  1,301,036    $   1,276,331
Unpaid claims and related expenses..................................     5,792,669        5,253,137
Accounts payable and accrued expenses...............................       605,371          616,499
Reinsurance ceded premiums payable..................................       313,809          206,373
Debentures and notes................................................        99,878           99,863
Term loans and short-term debt......................................        91,343          125,373
Minority interests - redeemable preferred stock of a
     subsidiary.....................................................        23,517           26,877
                                                                      ------------    -------------
                                                                         8,227,623        7,604,453
                                                                      ------------    -------------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per share, 1,000 shares
        authorized, issued and outstanding..........................            -                -
     Additional paid-in capital.....................................       678,779          677,510
     Retained earnings..............................................       433,349          406,138
     Net unrealized gain on investments.............................        11,324          115,023
     Net unrealized loss on foreign currency translation............       (15,891)         (15,731)
                                                                      ------------    -------------
                                                                         1,107,561        1,182,940
                                                                      ------------    -------------
                                                                      $  9,335,184    $   8,787,393
                                                                      ============    =============
See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                               Net
                                                                                        Unrealized
                                                                                  Net      Loss on
                                                Additional                 Unrealized      Foreign
                                       Common      Paid-In     Retained       Gain on     Currency   Shareholder's
                                        Stock      Capital     Earnings   Investments  Translation          Equity
- - -----------------------------------------------------------------------------------------------------------------
(In thousands)
Balance, December 31, 1993........ $       -      $677,510     $406,138     $115,023     $(15,731)    $1,182,940

Capital contribution..............                   1,589                                                 1,589

Transactions of investee
     company .....................                    (320)                   (7,711)                     (8,031)

Net income........................                              102,211                                  102,211

Dividends.........................                              (75,000)                                 (75,000)

Depreciation after deferred
     income taxes.................                                           (95,988)                    (95,988)

Foreign currency translation......                                                           (160)          (160)
                                   ---------      --------     --------     --------     --------     ----------
Balance, September 30, 1994....... $       -      $678,779     $433,349     $ 11,324     $(15,891)    $1,107,561
                                   =========      ========     ========     ========     ========     ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                               1994        1993
- - ----------------------------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES................................. $   218,956 $   201,535
                                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of fixed maturities available for sale.........................     305,281     315,513
Sales of fixed maturities held for investment........................      15,111         -
Redemptions of fixed maturities available for sale...................      44,294      95,448
Redemptions of fixed maturities held for investment..................      14,541     140,885
Sales of equity securities...........................................     140,351     931,336
Sales of short-term investments - net................................     189,255     130,679
Purchases of fixed maturities available for sale.....................    (396,638)   (665,006)
Purchases of fixed maturities held for investment....................    (256,947)   (390,741)
Purchases of equity securities.......................................    (172,338)   (668,592)
Discontinued operations..............................................          -       69,157
Other - net..........................................................     (31,940)    (48,372)
                                                                      ----------- -----------
                                                                         (149,030)    (89,693)
                                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in notes receivable from parent company..........     (15,976)     34,129
Increase in term loans...............................................      35,202         -
Decrease in short-term debt - net....................................        (290)     (1,171)
Repayments of term loans.............................................     (68,942)     (2,042)
Dividends............................................................     (55,000)   (140,000)
Redemption of redeemable preferred stock of a subsidiary.............      (3,360)     (3,360)
                                                                      ----------- -----------
                                                                         (108,366)   (112,444)
                                                                      ----------- -----------

Decrease in cash.....................................................     (38,440)       (602)
Cash, beginning of period............................................      91,608      58,947
                                                                      ----------- -----------

Cash, end of period.................................................. $    53,168 $    58,345
                                                                      =========== ===========
Supplemental disclosures of cash flow information:

Interest paid........................................................ $     9,800 $    10,000
                                                                      =========== ===========
Supplemental disclosure of non-cash financing activity:

In 1994, non-cash dividends of $20,000,000 were recorded as a reduction in notes receivable from parent company.



See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1994, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1993) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


2.  EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.8 million and $7.6 million for the third quarter and first nine months of 1994 compared to equity income of $3.0 million and $9.4 million in the corresponding 1993 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

    Nine Months Ended September 30                   1994      1993
                                                 --------  --------
    (In thousands, except per-share amounts)
    Revenues..................................   $442,796  $441,936
    Income before income taxes................     44,169    55,144
    Net income................................     29,200    41,200
    Net income per share......................       1.53      2.13

3.  REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                  Nine Months Ended September 30
                        --------------------------------------------------
                                  1994                      1993
                        ------------------------  ------------------------
                           Premiums     Premiums     Premiums     Premiums
                            Written       Earned      Written       Earned
                        -----------  -----------  -----------  -----------
     Direct...........  $1,999,501   $1,973,609   $1,889,560   $1,891,532
     Assumed..........     253,369      256,923      243,661      225,436
     Ceded............    (869,360)    (864,384)    (807,423)    (956,715)
                        ----------   ----------   ----------   ----------

     Net premiums.....  $1,383,510   $1,366,148   $1,325,798   $1,160,253
                        ==========   ==========   ==========   ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                Nine Months Ended
                                                   September 30
                                             -----------------------
                                                1994         1993
                                             ----------   ----------
Gross......................................  $1,731,724   $1,717,451
Reinsurance recoveries.....................    (753,715)    (824,617)
                                             ----------   ----------

Net policy claims and settlement expenses..  $  978,009   $  892,834
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

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                              STATEMENT OF INCOME

================================================================================

OVERVIEW

Net income in the third quarter and first nine months of 1994 was $43.2 million and $102.2 million compared to $62.6 million and $175.2 million in the corresponding 1993 periods. Net income for the first nine months of 1993 included income of $24.3 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The decline in net income in 1994 also reflects substantially lower realized gains from sales of investments, which were $3.4 million and $8.7 million pretax in the third quarter and first nine months of 1994 compared to $42.2 million and $112.9 million pretax in the corresponding 1993 periods. The lower levels of realized gains were partially offset by improved underwriting results in property and casualty insurance.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written, net premiums earned and underwriting results were as follows (in thousands):

                                                                       QUARTER ENDED SEPTEMBER 30
               ------------------------------------   -------------------------------------------
                                               1994                                       1993
               ------------------------------------   -------------------------------------------
                      Net         Net                        Net             Net
                 Premiums    Premiums  Underwriting     Premiums        Premiums     Underwriting
                  Written      Earned    Gain(Loss)      Written          Earned       Gain(Loss)
               ------------------------------------   -------------------------------------------
Standard       $  257,740  $  277,549      $(11,602)  $  304,901      $  256,760        $ (43,255)
 Commercial

Specialty         155,542     150,369        (3,089)     134,281         127,593            6,215
 Commercial
               ------------------------------------   -------------------------------------------
               $  413,282  $  427,918      $(14,691)  $  439,182      $  384,353        $ (37,040)
               ====================================   ===========================================

                                                                  NINE  MONTHS ENDED SEPTEMBER 30
               ------------------------------------   -------------------------------------------
                                               1994                                       1993
               ------------------------------------   -------------------------------------------
                      Net         Net                        Net             Net
                 Premiums    Premiums  Underwriting     Premiums        Premiums     Underwriting
                  Written      Earned    Gain(Loss)      Written          Earned       Gain(Loss)
               ------------------------------------   -------------------------------------------
Standard       $  940,074  $  920,441      $(73,060)  $  935,116      $  785,553        $(134,374)
 Commercial

Specialty         443,436     445,707        (2,644)     390,682         374,700           18,674
 Commercial
               ------------------------------------   -------------------------------------------
               $1,383,510  $1,366,148      $(75,704)  $1,325,798      $1,160,253        $(115,700)
               ====================================   ===========================================

Standard commercial net premiums written in the first nine months of 1993 were reduced by $54.9 million, and standard commercial net premiums earned were reduced by $191.2 million, for premiums ceded under quota share treaties which were not renewed in 1993. These ceded premiums also reduced standard commercial net premiums earned in the third quarter of 1993 by $42.7 million. The increase in specialty commercial net premiums written during 1994 resulted from higher surety and general liability premiums and growth in reinsurance assumed.

The cost of catastrophes for both standard commercial and specialty commercial lines in the third quarter and first nine months of 1994 were $4.7 million and $40.0 million, arising primarily from the January 1994 California earthquake and severe winter storms. Catastrophe losses in the corresponding 1993 periods were $5.7 million and $25.3 million. Gross catastrophe losses, before reinsurance, were $107.8 million during the first nine months of 1994 compared to $69.0 million in the corresponding 1993 period. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 102.8% and 105.1% for the third quarter and first nine months of 1994 compared to 108.3% and 109.5% in the corresponding 1993 periods. Excluding the effects of catastrophes, the combined ratios were 101.6% and 102.1% in the third quarter and first nine months of 1994 compared to 106.8% and 107.3% in the corresponding 1993 periods.

Underwriting results during 1994 for standard commercial lines have improved, despite a higher level of catastrophe losses primarily in the first half of the year. The improvement has resulted from lower loss and loss adjustment expenses particularly in the commercial automobile line and workers' compensation, as well as continued lower losses from involuntary pools. The underwriting results in specialty commercial lines remain strong. The decline in specialty commercial underwriting results in 1994 resulted from higher catastrophe losses in assumed reinsurance and higher loss experience in certain general liability lines.
These declines were partially offset by improved results in surety lines reflecting a decline in contractor defaults.

On November 8, 1988, voters in California approved Proposition 103, which requires a rollback of rates for property and casualty insurance policies issued or renewed after November 8, 1988 of 20% from November 1987 levels and freezes rates at such lower levels until November 1989. Proposition 103 also requires that subsequent rate changes be justified to, and approved by, an elected Insurance Commissioner, that automobile insurance rates be determined primarily by the driver's safety record and mileage driven, and that "good drivers" be given a 20% discount (in addition to the 20% rollback).

In 1989, the California Department of Insurance directed to United Pacific Insurance Company, one of the Company's California subsidiaries which writes business in California, a notice to reduce its current rates and make refunds to its policyholders by approximately $10.0 million. In January 1991, the regulations which formed the basis of the notice were repealed by the newly elected Insurance Commissioner. Since then, there have been several administrative hearings on rate rollback and several different sets of regulations issued. Although the most recent regulations expired in June 1992, they were subject to ongoing administrative and legal challenges. In February 1993, the Los Angeles Superior Court issued a decision declaring several sections of the regulations invalid and enjoining the enforcement of the regulations. On August 18, 1994, the California Supreme Court issued a decision reversing the Superior Court and upholding the validity of the regulations issued by the Insurance Commissioner. Whether an appeal to the United States Supreme Court will be granted, and the outcome of any such appeal, are subject to significant uncertainties. No new regulations have been issued by the Commissioner. However, regulations which are ultimately adopted and upheld could result in the Company being ordered to make a refund to policyholders in an amount which may be greater than the amount specified in the Department's 1989 notice. Due to the uncertainty of the content of any new regulations and whether they will be subject to administrative or legal challenges, the Company is unable to predict the amount and timing of any rate rollback or refunds. If one or more of the Company's subsidiaries receives a rate rollback order, the Company is entitled to a hearing to present evidence to establish what it believes to be an appropriate rollback or refund amount, if any. The Company believes that even after considering investment income it did not earn a fair rate of return on its California business and the Company will contest vigorously any unreasonable premium rollback determination by the California Insurance Department. While the Company does not believe that it is probable that its premium revenues will be subject to a refund which would have a material effect on its financial condition, in light of the various significant uncertainties discussed above, the amount of a refund, if any, is not currently reasonably estimable; consequently, the Company is unable to determine whether any such refund would have a material effect on its results of operations in future periods.

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


PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $58.7 million and $172.9 million in the third quarter and first nine months of 1994 from $55.0 million and $172.5 million in the corresponding 1993 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments were $3.4 million and $8.1 million in the third quarter and first nine months of 1994 compared to $41.4 million and $108.7 million in the corresponding 1993 periods. Gains on sales of investments during the 1993 periods primarily resulted from sales of convertible preferred and common stocks and, in the third quarter of 1993, sales of fixed maturity investments.


TITLE INSURANCE OPERATIONS

Premiums and fees in the third quarter and first nine months of 1994 were $195.6 million and $677.9 million compared to $228.4 million and $636.9 million in the corresponding 1993 periods. The decline in premiums and fees in the third quarter of 1994 when compared to the prior 1993 period resulted from lower levels of residential refinancing activity. Refinancing activity has declined steadily since March 1994 when mortgage interest rates began to rise. The Company does not anticipate an increase in refinancing activity in the fourth quarter. The increase in premiums and fees in the first nine months of 1994 when compared to the prior 1993 period resulted from an increase in lower margin agency premiums, reflecting the strong market conditions that existed in the fourth quarter of 1993 and the first quarter of 1994. The increase in agency premiums was partially offset by a decline in premiums from direct operations.

Agency commissions represent the portion of premiums retained by agents pursuant to the terms of their agency contracts and are the title insurance operations' single largest expense. Agency commissions were $94.9 million and $345.1 million in the third quarter and first nine months of 1994 compared to $104.0 million and $299.2 million in the corresponding 1993 periods. The change in agency commissions in 1994 when compared to 1993 reflects the volume of agency revenues. Other expenses of the title insurance operations include personnel costs relating to marketing activities, title searches, information gathering on specific properties and preparation of insurance policies, as well as costs associated with the maintenance of title plants. Other expenses were $82.5 million and $266.2 million in the third quarter and first nine months of 1994 compared to $93.3 million and $259.0 million in the corresponding 1993 periods. The reduction in other expenses in the third quarter of 1994 when compared to the prior-year third quarter reflects various cost control measures, including staff reductions, undertaken by the Company. The expense ratio of the title insurance operations (which includes agency commissions) increased to 90.5% and 89.7% in the third quarter and first nine months of 1994 from 86.2% and 87.5% in the comparable 1993 periods resulting from the decline in premiums from direct operations.

The provision for claim losses were $17.3 million and $60.2 million for the quarter and nine months ended September 30, 1994 compared to $20.0 million and $56.2 million in the corresponding 1993 periods. Changes in the provision for claims during 1994, when compared to 1993, reflect corresponding changes in premiums and fees.


INVESTMENT PORTFOLIO

At September 30, 1994, the Company's investment portfolio aggregated $3.74 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At September 30, 1994, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company invests primarily in investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1994, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $384.1 million (12 % of the fixed income portfolio) and $107.1 million (3 % of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade securities are classified as "available for sale" and, accordingly, are carried at quoted market value.


OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $36.8 million and $105.4 million in the three-month and nine-month periods ended September 30, 1994, compared to $29.7 million and $86.5 million in the corresponding 1993 periods. The increase in revenues during 1994 reflects growth in the information technology business. Operating expenses incurred by these operations were $34.3 million and $100.4 million in the three-month and nine-month periods ended September 30, 1994, compared to $28.2 million and $82.9 million in the corresponding 1993 periods. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

At September 30, 1994, the Company's real estate holdings had a carrying value of $288.5 million, which includes 11 shopping centers with an aggregate carrying value of $136.8 million, office buildings and other commercial properties, with an aggregate carrying value of $91.0 million, and undeveloped land with a carrying value of $60.7 million.


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

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K.
         -------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RELIANCE FINANCIAL SERVICES CORPORATION
                                         ---------------------------------------
                                                      (Registrant)


Date:  November 14, 1994                 /s/ George E. Bello
       -----------------                 ---------------------------------------
                                         George E. Bello
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)