Form 10-K405/A
period 1994-12-31
RELIANCE FINANCIAL SERVICES CORP
filed 1995-04-28
CIK 83047

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                AMENDMENT NO. 1
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Reliance Financial Services Corporation 1994 Annual
         Report--Parts I, II and IV.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The purpose of this Amendment No. 1 on Form 10-K/A is to reflect that Exhibit 28.1 is being incorporated by reference from Reliance Group Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

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

- ------------------
     * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

                                      24

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

 **13.1   Reliance Financial 1994 Annual Report.

 **27.1   Financial Data Schedule.

  +28.1  Schedule P from the statutory reports of the Reliance Property and Casualty Companies (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended
         December 31, 1994).

- ------------------
 + Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** Previously filed with the Form 10-K to which this Form 10-K/A Amendment
   No. 1 relates.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF APRIL, 1995.


                                               RELIANCE FINANCIAL SERVICES
                                                 COPORPORATION

                                          By:          SAUL P. STEINBERG
                                              ----------------------------------
                                                    SAUL P. STEINBERG
                                                  CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER

                    RELIANCE FINANCIAL SERVICES CORPORATION
                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
- ---------
     3.1    Reliance Financial's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registration Statement No. 2-458933).
     3.2    Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.2 to Registration Statement No.
            2-60201).
     3.3    Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.3 to Reliance Financial's Annual
            Report on Form 10-K for the year ended December 31, 1983).
     3.4    Reliance Financial's By-Laws, as amended (incorporated by reference to Exhibit 3.4 to Reliance
            Financial's Annual Report on Form 10-K for the year ended December 31, 1990).
    *4.
    10.1    Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ('Hall') and Aon
            Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
            Report on Form 10-Q for the Quarter ended June 30, 1992).
    10.2    Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and
            Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings'
            Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).
    10.3    Parent Undertaking Agreement, dated July 24, 1992, among Reliance Group Holdings, Inc., Reliance
            Insurance Company and Aon (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings'
            Quarterly Report on Form 10-Q for the Quarter ended June 30, 1992).
    10.4    Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter
            ended June 30, 1992).
    10.5    Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).
    10.6    Underwriting Agreement, dated October 30, 1992, among Shearson Lehman Brothers Inc., Salomon Brothers,
            Inc., Commonwealth Land Title Insurance Company ('Commonwealth'), Commonwealth Mortgage Assurance
            Company ('CMAC') and CMAC Investment Corporation ('CIC') (incorporated by reference to Exhibit 10.1 to
            Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended September 30, 1992).
    10.7    International Underwriting Agreement, dated October 30, 1992, among Lehman Brothers International
            Limited, Salomon Brothers International Limited, Commonwealth, CMAC and CIC (incorporated by reference to Exhibit 10.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the Quarter ended
            September 30, 1992).
    10.8    Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of
            Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York,
            Inc. and Hall (now known as Prometheus Funding Corp.) (incorporated herein by reference to Exhibit
            10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the Quarter ended June 30, 1989).

- ------------------
 * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

 EXHIBIT
 NUMBER
- ---------
    10.9    Stock Purchase Agreement, dated April 3, 1993, by and among Reliance Group Holdings, Inc., Reliance
            Insurance Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.22 to Reliance Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1992).
    10.10   First Amendment, dated as of May 31, 1993, to Exhibit 10.9 (incorporated by reference to Exhibit 2.2 to
            Reliance Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July
            14, 1993).
    10.11   Amendment, dated July 14, 1993, to Exhibit 10.9 (incorporated by reference to Exhibit 2.3 to Reliance
            Insurance Company's Current Report on Form 8-K dated (date of earliest event reported) July 14, 1993).
   **13.1   Reliance Financial 1994 Annual Report.
   **27.1   Financial Data Schedule.
    +28.1   Schedule P from the statutory reports of the Reliance Property and Casualty Companies (incorporated by reference to Exhibit 28.1 to Reliance Group Holdings' Annual Report on Form 10-K for the year ended
            December 31, 1994).

- ------------------
 + Schedule P from the statutory reports of Zenith National Insurance Corp.,
   34.7% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.
** Previously filed with the Form 10-K to which this Form 10-K/A Amendment
   No. 1 relates.