Form 10-Q
period 1995-03-31
RELIANCE FINANCIAL SERVICES CORP
filed 1995-05-12
CIK 83047

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                                       OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ To _____

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

As of May 1, 1995, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES


                                   I N D E X

                                                                            Page
                                                                             No.
                                                                            ----

PART I.    FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statement of Income for the Quarters Ended
              March 31, 1995 and 1994 (Unaudited)......................        2

         Consolidated Balance Sheet at March 31, 1995 (Unaudited) and
              December 31, 1994..............................................  3

         Consolidated Statement of Changes in Shareholder's Equity for the
              Quarter Ended March 31, 1995 (Unaudited).......................  4

         Consolidated Condensed Statement of Cash Flows for the Quarters
              Ended March 31, 1995 and 1994 (Unaudited)......................  5

         Notes to Consolidated Financial Statements (Unaudited)..............  6

     Item 2.  Management's Discussion and Analysis of the Consolidated
                      Statement of Income....................................  8


PART II. OTHER INFORMATION, AS APPLICABLE.................................... 12

SIGNATURES................................................................... 13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



Quarter Ended March 31                               1995      1994
- -------------------------------------------------------------------
(In thousands)

Revenues:
Premiums earned................................. $604,666  $685,885
Net investment income...........................   69,378    62,650
Gain on sales of investments....................    8,286     3,637
Interest income from parent company.............    4,917     2,918
Other...........................................   37,817    31,475
                                                 --------  --------

                                                  725,064   786,565
                                                 --------  --------

Claims and expenses:
Policy claims and settlement expenses...........  323,755   368,574
Policy acquisition costs........................   93,305   103,173
Interest........................................    5,188     4,906
Other insurance expenses........................  202,099   255,631
Other...........................................   37,922    31,395
                                                 --------  --------

                                                  662,269   763,679
                                                 --------  --------
Income before income taxes, minority interests
    and equity in investee company..............   62,795    22,886
Provision for income taxes......................  (19,500)   (6,767)
Minority interests..............................     (647)     (742)
Equity in investee company......................    1,754     2,285
                                                 --------  --------

Net income...................................... $ 44,402  $ 17,662
                                                 ========  ========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                      March 31     December 31
ASSETS                                                    1995            1994
- ------------------------------------------------------------------------------
(Dollars in thousands, except per-share amount)

Marketable securities:
  Fixed maturities held for investment - at amortized
    cost (quoted market $1,121,050 and $1,053,551)......  $1,184,285  $1,166,020
  Fixed maturities available for sale - at quoted
    market (amortized cost $1,881,784 and $1,945,919)...   1,826,708   1,839,312
  Equity securities - at quoted market (cost
   $496,518 and $482,529)...............................     601,891     564,636
  Short-term investments................................     171,676     229,906
Cash....................................................      62,255      46,814
Premiums receivable.....................................   1,156,664   1,079,393
Other accounts and notes receivable.....................     146,637     179,903
Reinsurance recoverables................................   3,078,531   2,928,533
Federal and foreign income taxes, including deferred
   taxes................................................     117,996     161,013
Notes receivable from parent company....................     196,187     187,065
Investments in real estate - at cost, less accumulated
   depreciation.........................................     288,063     289,465
Investment in investee company..........................     144,436     147,513
Deferred policy acquisition costs.......................     187,939     181,938
Other assets............................................     369,413     336,254
                                                          ----------  ----------

                                                          $9,532,681  $9,337,765
                                                          ==========  ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
- --------------------------------------------------------------------------------
Unearned premiums....................................... $1,324,966   $1,288,454
Unpaid claims and related expenses......................  5,935,988    5,809,546
Accounts payable and accrued expenses...................    610,095      650,374
Reinsurance ceded premiums payable......................    301,010      291,844
Senior reset notes......................................     80,601       80,596
Term loans and short-term debt..........................    120,547      129,355
Minority interests - redeemable preferred stock
  of a subsidiary.......................................     23,517       23,517
                                                          ----------  ----------

                                                          8,396,724    8,273,686
                                                          ----------  ----------

Contingencies and commitments

Shareholder's equity:
  Common stock, par value $.10 per share, 1,000 shares
   authorized, issued and outstanding...................           -          -
  Additional paid-in capital............................     678,735    678,502
  Retained earnings.....................................     459,078    434,676
  Net unrealized gain (loss) on investments.............      19,529    (27,881)
  Net unrealized loss on foreign currency
   translation..........................................     (21,385)   (21,218)
                                                          ---------- ----------

                                                           1,135,957  1,064,079
                                                          ---------- ----------

                                                          $9,532,681 $9,337,765
                                                          ========== ==========
See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                   Net
                                                                                            Unrealized
                                                                                Net            Loss on
                                            Additional                   Unrealized            Foreign
                                    Common     Paid-In   Retained    Gain (Loss) on           Currency   Shareholder's
                                     Stock     Capital   Earnings       Investments        Translation          Equity
- ------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Balance, January 1, 1995............ $  -     $678,502   $434,676          $(27,881)  $(21,218)             $1,064,079

Transactions of investee
     company .......................               233                       (2,473)                            (2,240)

Net income..........................                       44,402                                               44,402

Dividends...........................                      (20,000)                                             (20,000)

Appreciation after deferred
     income taxes...................                                         49,883                             49,883

Foreign currency translation........                                                      (167)                   (167)
                                     ----     --------   --------           -------   --------              ----------
Balance, March 31, 1995............. $  -     $678,735   $459,078           $19,529   $(21,385)             $1,135,957
                                     ====     ========   ========           =======   ========              ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                      1995          1994
- ------------------------------------------------------------------------------
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES....... $  (43,732)    $  82,037
                                                      ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available
  for sale...........................................    128,922        63,463
Proceeds from sales of fixed maturities held
  for investment.....................................     14,419         5,021
Proceeds from redemptions of fixed maturities
  available for sale.................................      4,224         6,777
Proceeds from redemptions of fixed maturities held
  for investment.....................................        439         9,035
Proceeds from sales of equity securities.............     64,415       119,928
Decrease in short-term investments - net.............     55,494       193,368
Purchases of fixed maturities available for sale.....    (56,821)     (141,732)
Purchases of fixed maturities held for investment....    (33,965)     (229,619)
Purchases of equity securities.......................    (59,848)      (80,335)
Other - net..........................................    (20,176)      (16,352)
                                                      ----------     ---------

                                                          97,103       (70,446)
                                                      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company.....     (9,122)      (18,312)

Increase in term loans...............................         69            -
Increase (decrease) in short-term debt - net.........     (6,257)        1,569
Repayments of term loans.............................     (2,620)      (27,983)
Dividends............................................    (20,000)            -
                                                      ----------     ---------
                                                         (37,930)      (44,726)
                                                      ----------     ---------

Increase (decrease) in cash..........................     15,441       (33,135)
Cash, beginning of period............................     46,814        91,608
                                                      ----------     ---------

Cash, end of period.................................. $   62,255     $  58,473
                                                      ==========     =========

Supplemental disclosures of cash flow information:

Interest paid........................................ $    2,000     $   1,600
                                                      ==========    ==========

Income taxes refunded................................ $    1,100     $  10,100
                                                      ==========    ==========

Supplemental disclosure of non-cash financing activity:

In 1994, non-cash dividends of $20,000,000 were recorded as a reduction in notes receivable from parent company.

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1995, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.   EQUITY IN INVESTEE COMPANY


Equity income in Zenith National Insurance Corp. was $1.8 million for the quarter ended March 31, 1995 compared to $2.3 million in the corresponding 1994 period.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                               1995                1994
- --------------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues...................................       $ 149,562           $ 138,252
Net income.................................           6,900               8,200
Net income per share.......................            0.36                0.43

3.     REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                   Quarter Ended March 31
                      ------------------------------------------------
                               1995                     1994
                      ------------------------------------------------
                       Premiums     Premiums    Premiums     Premiums
                       Written       Earned     Written      Earned
                      ----------   ----------  ----------   ----------
 Direct.............  $  683,908   $  681,275  $  711,679   $  678,463
 Assumed............     111,369       81,865      89,931       79,306
 Ceded..............    (334,358)    (311,335)   (305,252)    (297,115)
                      ----------   ----------  ----------   ----------
 Net Premiums.......  $  460,919   $  451,805  $  496,358   $  460,654
                      ==========   ==========  ==========   ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                         Quarter Ended March 31
                                                        -----------------------
                                                            1995         1994
                                                        ----------   ----------
 Gross..............................................    $  510,470   $  589,730
 Reinsurance recoveries.............................      (200,004)    (241,350)
                                                        ----------   ----------
 Net policy claims and settlement expenses..........    $  310,466   $  348,380
                                                        ==========   ==========

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENT OF INCOME

OVERVIEW

The Company had income from operations, before gain on sales of investments, of $39.0 million in the first quarter of 1995 compared to $15.3 million in the corresponding 1994 period. The improvement in operating income reflects significantly stronger underwriting results in property and casualty insurance operations and lower catastrophe losses. Net income in the first quarter of 1995 was $44.4 million which included an after-tax gain on sales of investments of $5.4 million, compared to $17.7 million in the first quarter of 1994 which included an after-tax gain on sales of investments of $2.4 million.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $460.9 million and $451.8 million in the first quarter of 1995 compared to $496.4 million and $460.7 million in the corresponding 1994 period. The decline in net written and net earned premiums in 1995 reflects lower writings in workers' compensation resulting from the trend towards high deductible insurance and captive insurance programs, both of which result in the recognition of lower premiums and lower losses. Workers' compensation premiums also reflect an increase in return premiums on retrospectively rated policies due to improved loss experience. The decline in workers' compensation net premiums written was partially offset by growth in general liability, reinsurance, surety and inland marine lines of business.

The underwriting loss for the first three months of 1995 was $5.2 million compared to $44.4 million in the corresponding 1994 period. The improved underwriting results reflect lower catastrophe losses which were $3.4 million ($7.2 million before reinsurance) in the first quarter of 1995 compared to $28.7 million ($73.4 million before reinsurance) in the corresponding 1994 period. Catastrophe losses in the first quarter of 1994 arose primarily from the January 1994 California earthquake. The underwriting results in 1995 also reflect improved loss experience in workers' compensation and record underwriting profits in the surety line of business of $11.4 million compared to $6.1 million in the first three months of 1994. The combined ratio (calculated on a GAAP basis), after policyholders' dividends was 101.4% in the first three months of 1995 compared to 109.1% in the corresponding 1994 period. Excluding the effects of catastrophes, the combined ratio was 100.7% in the first quarter of 1995 compared to 102.9% in the first quarter of 1994.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $62.4 million during the three-month period ending March 31, 1995 from $56.0 million in the corresponding 1994 period. This increase resulted from growth in the size of the fixed maturity investment portfolio and, to a lesser extent, the increase in interest rates.

Gain on sales of investments was $8.1 million in the first quarter of 1995 and $3.2 million in the corresponding 1994 period.

TITLE INSURANCE OPERATIONS

Premiums and fees in the first quarter of 1995 were $152.9 million compared to $225.2 million in the corresponding quarter of 1994. This decrease resulted from significantly lower levels of residential refinancing activity, as well as declines in resale and new home sale activity. While the first quarter is traditionally the weakest in the title insurance industry, in 1994 that seasonal weakness was more than offset by strong residential refinancing activity. Partially offsetting this decline in 1995 premiums and fees from residential transactions was an increase in commercial real estate activity where operating margins are generally higher.

As a result of lower agency revenues, agency commissions declined to $75.2 million during the three-month period ended March 31, 1995 from $110.0 million in the corresponding 1994 period. Other expenses were $75.6 million in the first quarter of 1995 compared to $93.8 million in the corresponding 1994 period. The decline in other expenses reflects various cost control programs, including staff reductions, undertaken by the Company. The expense ratio of the title insurance operations (which includes agency commissions) was 98.2% in the first quarter of 1995 compared to 89.9% in the corresponding 1994 period. The increase in the expense ratio resulted from the decline in premiums. As a result of lower premiums, the provision for claim losses declined to $13.3 million in the first three months of 1995 from $20.2 million in the first three months of 1994.

INVESTMENT PORTFOLIO

At March 31, 1995, the Company's investment portfolio aggregated $3.73 billion (at cost), of which 13% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At March 31, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $330.8 million (10% of the fixed income portfolio) and $118.3 million (4%

of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

The Company's consulting and technical services operations provide services in the information technology and energy and environmental fields. Revenues for these operations were $37.8 million in the first quarter of 1995 compared to $31.5 million in the corresponding 1994 period. The increase in revenues resulted from growth in the information technology business. Operating expenses incurred by these operations were $36.8 million in the first three months of 1995 compared to $30.7 million in the corresponding 1994 period. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

At March 31, 1995, the Company's real estate holdings had a carrying value of $288.1 million, which includes 11 shopping centers with an aggregate carrying value of $137.0 million, office buildings and other commercial properties, with an aggregate carrying value of $90.3 million, and undeveloped land with a carrying value of $60.8 million.

OTHER MATTERS

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At March 31, 1995, borrowings aggregating $40.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75 million of borrowings under the term loan were used to redeem all of the outstanding redeemable preferred stock of Reliance Insurance Company ($24.0 million) and will be used to redeem $25.0 million of the Company's 10.36% and $25.0 million of 9.48% senior reset notes, which may include a portion of the notes currently held by Reliance Insurance Company. In connection with these transactions, the Company will incur an after-tax extraordinary loss of approximately $3.4 million in the second quarter of 1995.

The National Association of Insurance Commissioners has adopted a risk-based capital requirement for the property and casualty insurance industry, effective in 1995, based on 1994 annual statutory financial statements. Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have statutory capital in excess of the minimum required risk-based capital.

Maintaining appropriate levels of statutory surplus is considered important by the Company's management, state insurance regulatory authorities and the agencies that rate insurers' claims-paying abilities and financial strength. Failure to maintain certain levels of statutory capital and surplus could result in increased scrutiny or, in some cases, action taken by state regulatory authorities and/or downgrades in an insurer's ratings.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.      OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              27. Financial Data Schedule.

       (b)    Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RELIANCE FINANCIAL SERVICES CORPORATION
                                        ---------------------------------------
                                                       (Registrant)

Date:         May 12, 1995              /s/ George E. Bello
              ------------              -----------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)