Form 10-Q
period 1995-06-30
RELIANCE FINANCIAL SERVICES CORP
filed 1995-08-14
CIK 83047

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

                                      OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ To ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ___

As of August 1, 1995, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.


           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES


                                   I N D E X



                                                                           Page
                                                                            No.
                                                                           ----
PART I.  FINANCIAL INFORMATION:

  Item 1.   Financial Statements

    Consolidated Statement of Income for the Quarters and Six-Month
       Periods Ended June 30, 1995 and 1994 (Unaudited). . . . . . . . . . .  2

    Consolidated Balance Sheet at June 30, 1995 (Unaudited) and
       December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Consolidated Statement of Changes in Shareholder's Equity for the
       Six-Month Period Ended June 30, 1995 (Unaudited). . . . . . . . . . .  4

    Consolidated Condensed Statement of Cash Flows for the Six-Month
       Periods Ended June 30, 1995 and 1994 (Unaudited). . . . . . . . . . .  5

    Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  6

  Item 2.   Management's Discussion and Analysis of the Consolidated
            Statement of Income. . . . . . . . . . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION, AS APPLICABLE. . . . . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                             Quarter Ended      Six Months Ended
                                                   June 30               June 30
                                             1995     1994       1995       1994
--------------------------------------------------------------------------------
(In thousands)

Revenues:
Premiums earned........................ $599,957 $734,588 $1,204,623 $1,420,473
Net investment income..................   66,362   64,603    135,740    127,253
Gain on sales of investments...........    7,669    1,672     15,955      5,309
Interest income from parent company....    5,362    3,046     10,279      5,964
Other..................................   40,657   37,109     78,474     68,584
                                        -------- -------- ---------- ----------

                                         720,007  841,018  1,445,071  1,627,583

                                        -------- -------- ---------- ----------
Claims and expenses:
Policy claims and settlement expenses..  304,809  360,735    628,564    729,309
Policy acquisition costs...............  106,068   98,043    199,373    201,216
Interest...............................    5,256    5,024     10,444      9,930
Other insurance expenses...............  200,744  286,419    402,843    542,050
Other..................................   36,941   36,402     74,863     67,797
                                        -------- -------- ---------- ----------

                                         653,818  786,623  1,316,087  1,550,302
                                        -------- -------- ---------- ----------
Income before income taxes, minority
  interests and equity in investee
  company..............................   66,189   54,395    128,984     77,281
Provision for income taxes.............  (22,000) (14,923)   (41,500)   (21,690)
Minority interests.....................     (202)    (622)      (849)    (1,364)
Equity in investee company.............    2,399    2,505      4,153      4,790
                                        -------- -------- ---------- ----------

Income before extraordinary item.......   46,386   41,355     90,788     59,017
Extraordinary item - early
  extinguishment of debt...............   (3,363)       -     (3,363)         -
                                        -------- -------- ---------- ----------
Net income.............................  $43,023  $41,355   $ 87,425   $ 59,017
                                        ======== ======== ========== ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                           June 30  December 31
ASSETS                                                        1995         1994
--------------------------------------------------------------------------------
(Dollars in thousands, except per-share amount)

Marketable securities:
     Fixed maturities held for investment - at
        amortized cost (quoted market $1,216,259
         and $1,053,551)............................... $1,207,725   $1,166,020
     Fixed maturities available for sale - at
       quoted market (amortized cost $1,779,792
       and $1,945,919).................................  1,793,315    1,839,312
     Equity securities - at quoted market (cost
       $446,115 and $482,529)..........................    622,616      564,636
     Short-term investments............................    222,402      229,906
Cash...................................................     70,604       46,814
Premiums receivable....................................  1,143,578    1,079,393
Other accounts and notes receivable....................    177,197      179,903
Reinsurance recoverables...............................  3,180,003    2,928,533
Federal and foreign income taxes, including deferred

     taxes.............................................     69,770      161,013
Notes receivable from parent company...................    187,708      187,065
Investments in real estate - at cost, less accumulated
     depreciation......................................    286,284      289,465
Investment in investee company.........................    154,754      147,513
Deferred policy acquisition costs......................    192,049      181,938
Other assets...........................................    358,226      336,254
                                                        ----------   ----------
                                                        $9,666,231   $9,337,765
                                                        ==========   ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
--------------------------------------------------------------------------------
Unearned premiums...................................... $1,303,574   $1,288,454
Unpaid claims and related expenses.....................  6,023,749    5,809,546
Accounts payable and accrued expenses..................    568,210      650,374
Reinsurance ceded premiums payable.....................    302,321      291,844
Senior reset notes.....................................     40,312       80,596
Term loans and short-term debt.........................    185,286      129,355
Minority interests - redeemable preferred stock of a
     subsidiary........................................          -       23,517
                                                        ----------   ----------
                                                         8,423,452    8,273,686
                                                        ----------   ----------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per share, 1,000 shares
        authorized, issued and outstanding.............          -            -
     Additional paid-in capital........................    678,642      678,502
     Retained earnings.................................    466,849      434,676
     Net unrealized gain (loss) on investments.........    117,657      (27,881)
     Net unrealized loss on foreign currency
       translation.....................................    (20,369)     (21,218)
                                                        ----------   ----------

                                                         1,242,779    1,064,079
                                                        ----------   ----------

                                                        $9,666,231   $9,337,765
                                                        ==========   ==========
See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)



                                                                                       Net

                                                                                Unrealized
                                                                         Net       Loss on
                                     Additional                   Unrealized       Foreign
                             Common     Paid-In    Retained   Gain (Loss) on      Currency   Shareholder's
                              Stock     Capital    Earnings      Investments   Translation          Equity
----------------------------------------------------------------------------------------------------------
(In thousands)
Balance, January 1, 1995.... $    -   $ 678,502   $ 434,676       $  (27,881)   $  (21,218)     $1,064,079

Transactions of investee
     company ...............                140                        3,441                         3,581

Net income..................                         87,425                                         87,425

Loss on early extinguishment
     of redeemable preferred
     stock of a subsidiary..                           (252)                                          (252)

Dividends...................                        (55,000)                                       (55,000)

Appreciation after deferred
     income taxes...........                                         142,097                       142,097

Foreign currency translation                                                           849             849
                             -----    ---------   ---------       ----------    ----------      ----------
Balance, June 30, 1995...... $   -    $ 678,642   $ 466,849       $  117,657    $  (20,369)     $1,242,779
                             =====    =========   =========       ==========    ==========      ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                       1995        1994
--------------------------------------------------------------------------------
(In thousands)

CASH FLOWS (USED BY) FROM OPERATING ACTIVITIES......      $ (90,432)  $  69,770
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available
     for sale.......................................        265,736     221,236
Proceeds from sales of fixed maturities held for
     investment.....................................         14,419      15,405
Proceeds from redemptions of fixed maturities
     available for sale.............................         18,060      35,963
Proceeds from redemptions of fixed maturities
     held for investment............................            667      13,384
Proceeds from sales of equity securities............        170,522     146,399

Decrease in short-term investments - net............          4,760     192,646
Purchases of fixed maturities available for sale....       (110,903)   (312,912)
Purchases of fixed maturities held for investment...        (57,413)   (201,984)
Purchases of equity securities......................       (128,745)   (107,576)
Other - net.........................................            948     (26,809)
                                                          ---------   ---------

                                                            178,051     (24,248)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company....           (643)    (17,128)
Increase in term loans..............................         75,146       5,133
Increase (decrease) in short-term debt-net..........        (16,474)        143
Repayments of term loans............................         (2,741)    (30,964)
Repurchases of senior reset notes...................        (40,348)          -
Dividends...........................................        (55,000)    (35,000)
Redemption of redeemable preferred stock of a
     subsidiary.....................................        (23,769)     (3,360)
                                                          ---------   ---------

                                                            (63,829)    (81,176)
                                                          ---------   ---------
Increase (decrease) in cash.........................         23,790     (35,654)
Cash, beginning of period...........................         46,814      91,608
                                                          ---------   ---------

Cash, end of period.................................      $  70,604   $  55,954
                                                          =========   =========
Supplemental disclosures of cash flow information:

Interest paid.......................................      $   8,300   $   7,800
                                                          =========   =========

Income taxes paid...................................      $  24,300   $   1,700
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

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1995, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

On April 26, 1995, the Company extended its revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million. In addition, in the second quarter of 1995, the Company redeemed all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million). The cost of the early redemption in excess of the carrying value of the preferred stock, $252,000, was charged directly to shareholder's equity.

2.  Equity In Investee Company

Equity income in Zenith National Insurance Corp. was $2.4 million and $4.2 million for the second quarter and first six months of 1995 compared to $2.5 million and $4.8 million in the corresponding 1994 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

  Six Months Ended June 30                             1995         1994
 ------------------------------------------------------------------------
  (In thousands, except per-share amounts)

  Revenues . . . . . . . . . . . . . . . . . . . .   $302,623     $289,577
  Income before income taxes . . . . . . . . . . .     26,023       28,751
  Net income . . . . . . . . . . . . . . . . . . .     17,100       19,100
  Net income per share . . . . . . . . . . . . . .        .91         1.00

3.   Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                       Six Months Ended June 30
                           -----------------------------------------------
                                    1995                      1994

                           ---------------------   -----------------------
                           Premiums     Premiums     Premiums     Premiums
                            Written       Earned      Written       Earned
                           --------     --------     --------     --------
  Direct . . . . . . . . $1,322,851   $1,323,347   $1,360,423   $1,337,567
  Assumed. . . . . . . .    201,811      188,878      178,592      180,076
  Ceded. . . . . . . . .   (619,607)    (617,862)    (568,787)    (579,413)
                         ----------   ----------   ----------   ----------
  Net Premiums . . . . . $  905,055   $  894,363    $ 970,228   $  938,230
                         ==========   ==========   ==========   ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                      Six Months Ended
                                                           June 30
                                                      ----------------
                                                      1995        1994
                                                      ----        ----
  Gross. . . . . . . . . . . . . . . . . . . . .   $1,004,698   $1,104,732
  Reinsurance recoveries . . . . . . . . . . . .     (403,186)    (418,363)
                                                   ----------   ----------

  Net policy claims and settlement expenses. . .   $  601,512   $  686,369
                                                   ==========   ==========



Effective January 1, 1995, the Company has entered into an aggregate excess of loss reinsurance agreement. This agreement indemnifies the Company for ultimate net property and casualty insurance losses in excess of a specified retention for the 1995 accident year up to a maximum aggregate limit of $100 million.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENT OF INCOME

Overview

The Company had income from operations, before gain on sales of investments and certain consulting operations, of $39.7 million and $78.7 million in the second quarter and first six months of 1995 compared to $40.3 million and $55.6 million in the corresponding 1994 periods. Operating income in the second quarter of 1995 reflects stronger underwriting results in the property and casualty insurance operations, offset by lower results in title insurance operations and a higher effective income tax rate. For the first half of 1995 strong underwriting results in property and casualty insurance more than offset the lower title insurance results and a higher effective income tax rate. In the second quarter and first six months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million. Net income in the second quarter and first six months of 1995 was $43.0 million and $87.4 million which included an after-tax gain on sales of investments and certain consulting operations of $6.7 million and $12.1 million. Net income in the second quarter and first six months of 1994 was $41.4 million and $59.0 million which included an after-tax gain on sales of investments of $1.1 million and $3.5 million.


Property and Casualty Insurance Operations

Net premiums written declined in the quarter and six months ended June 30, 1995 to $444.1 million and $905.1 million from $473.9 million and $970.2 million in the corresponding 1994 periods. Net premiums earned also declined in the quarter and six months ended June 30, 1995 to $442.6 million and $894.4 million from $477.6 million and $938.2 million in the corresponding 1994 periods.
These declines in net written and net earned premiums in 1995 reflects lower writings in workers' compensation business resulting from the trend towards high deductible insurance and captive insurance programs, both of which result in lower premiums and lower losses. Workers' compensation premiums also reflect an increase in return premiums on retrospectively rated policies due to improved loss experience. The decline in workers' compensation net premiums written was partially offset by growth in general liability, surety and inland and ocean marine lines of business.

Underwriting losses for the second quarter and first six months of 1995 were $7.9 million and $13.1 million compared to $16.7 million and $61.0 million in the corresponding 1994 periods. The improved underwriting results reflect record underwriting profits in the surety line of business of $13.6 million and $25.0 million in the second quarter and first six months of 1995 compared to $6.1 million and $12.2 million in the corresponding 1994 periods. Underwriting results in 1995 also reflect increased underwriting profits in workers' compensation business, partially offset by higher underwriting losses in commercial multiple peril lines. Underwriting results in 1995 have also benefitted from a lower level of catastrophe losses which totalled $4.0 million and $7.3 million in the quarter and six months ended June 30, 1995 compared to $6.7 million and $35.4 million in the corresponding 1994 periods. Catastrophe losses in the first six months of 1994 arose primarily from the January 1994 California earthquake. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.3% in both the second quarter and first six months of 1995, (100.4% and 100.5%, excluding the effects of catastrophes) compared to 103.0% and 106.1% in the corresponding 1994 periods (101.6% and 102.3%, excluding the effects of catastrophes).


Property and Casualty Insurance Investment Results

Net investment income of the property and casualty insurance operations increased to $59.5 million and $121.9 million in the three-month and six-month periods ended June 30, 1995 from $58.1 million and $114.1 million in the corresponding 1994 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio and an increase in interest rates.

Gain on sales of investments was $7.7 million and $15.7 million in the second quarter and first six months of 1995 compared to $1.5 million and $4.7 million in the corresponding 1994 periods.


Title Insurance Operations

Premiums and fees in the second quarter and first six months of 1995 declined to $157.4 million and $310.3 million from $257.0 million and $482.2 million in the comparable 1994 periods. These declines resulted from lower levels of residential real estate activity in the first half of 1995 when compared to the first half of 1994. The 1994 periods benefitted from strong agency revenues resulting from the typical reporting lag of 60-90 days and reflected the strong market conditions that existed in early 1994 and late 1993.

As a result of lower agency revenues, agency commissions in the second quarter and first six months of 1995 declined to $71.3 million and $146.5 million from $140.2 million and $250.2 million in the corresponding 1994 periods. The expense ratio of the title insurance operations (which includes agency commissions) was 93.6% and 96.2% in the second quarter and first six months of 1995 compared to 88.5% and 89.4% in the corresponding 1994 periods. The increase in the 1995 expense ratios resulted from the decline in premiums. Other expenses were $77.9 million and $153.5 million in the three-month and six-month periods ended June 30, 1995 compared to $89.9 million and $183.7 million in the corresponding 1994 periods. These declines reflect various cost control programs, including staff reductions undertaken by the Company. As a result of lower premiums, the provision for claim losses declined to $13.8 million and $27.1 million in the second quarter and first six months of 1995 from $22.7 million and $42.9 million in the corresponding 1994 periods.


Investment Portfolio

At June 30, 1995, the Company's investment portfolio aggregated $3.72 billion (at cost) of which 12% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At June 30, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.


The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities since these issues may be more susceptible to severe economic downturns. At June 30, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $322.5 million (10% of the fixed income portfolio) and $86.5 million (3% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.


Other Operations

The Company's consulting and technical services operations provide services in the information technology and energy fields. Revenues for these operations were $40.7 million and $78.5 million in the second quarter and first six months of 1995, which included a pre-tax gain of $2.6 million resulting from the second quarter sales of certain consulting operations. These sales are not expected to have a material effect on the Company's operations. Revenues in the second quarter and first six months of 1994 were $37.1 million and $68.6 million. Operating expenses were $36.3 million and $73.2 million in the three-month and six-month periods ending June 30, 1995 compared to $35.4 million and $66.1 million in the corresponding 1994 periods. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

At June 30, 1995, the Company's real estate holdings had a carrying value of $286.3 million, which includes 11 shopping centers with an aggregate carrying value of $135.8 million, office buildings and other commercial properties, with an aggregate carrying value of $89.5 million, and undeveloped land with a carrying value of $61.0 million.

Other Matters

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100.0 million. At June 30, 1995, borrowings aggregating $30.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million. In addition, in the second quarter of 1995, the Company redeemed all of the outstanding redeemable preferred stock of Reliance

Insurance Company ($23.8 million). The cost of the early redemption in excess of the carrying value of the preferred stock, $252,000, was charged directly to shareholder's equity.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits.

                27.  Financial Data Schedule

     (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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


                                       RELIANCE FINANCIAL SERVICES CORPORATION
                                       ---------------------------------------
                                       (Registrant)


            Date:  August 11, 1995     /s/ George E. Bello
                                       ---------------------------------------
                                       George E. Bello
                                       Executive Vice President and Controller
                                       (Chief Accounting Officer)