Form 10-Q
period 1995-09-30
RELIANCE FINANCIAL SERVICES CORP
filed 1995-11-14
CIK 83047

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From __________  To __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of November 1, 1995, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.



          RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                  I N D E X


                                                                        Page
                                                                         No.
                                                                        ----
PART I.    FINANCIAL INFORMATION:

  Item 1.    Financial Statements

    Consolidated Statement of Income for the Quarters and Nine-Month
      Periods Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . 2

    Consolidated Balance Sheet at September 30, 1995 (Unaudited) and
      December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    Consolidated Statement of Changes in Shareholder's Equity for the
      Nine-Month Period Ended September 30, 1995 (Unaudited). . . . . . . . 4

    Consolidated Condensed Statement of Cash Flows for the Nine-Month
      Periods Ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . 5

             Notes to Consolidated Financial Statements (Unaudited) . . . . 6

  Item 2.    Management's Discussion and Analysis of the
               Consolidated Statement of Income . . . . . . . . . . . . . . 8


PART II.   OTHER INFORMATION, AS APPLICABLE . . . . . . . . . . . . . . .  13

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                              Quarter Ended           Nine Months Ended
                                                              September 30              September 30
                                                            1995        1994          1995          1994
(In thousands)
Revenues:
Premiums earned........................................ $  618,831  $  623,547  $  1,823,454  $  2,044,020
Net investment income..................................     68,727      65,362       204,467       192,615
Gain on sales of investments...........................     10,187       3,403        26,142         8,712
Interest income from parent company....................      5,166       3,551        15,445         9,515
Other..................................................     36,512      36,847       114,986       105,431
                                                        ----------  ----------  ------------  ------------
                                                           739,423     732,710     2,184,494     2,360,293
                                                        ----------  ----------  ------------  ------------
Claims and expenses:
Policy claims and settlement expenses..................    319,068     308,941       947,632     1,038,250
Policy acquisition costs...............................    102,172      97,621       301,545       298,837
Interest...............................................      5,280       5,335        15,724        15,265
Other insurance expenses...............................    206,623     229,327       609,466       771,377
Other..................................................     35,388      34,821       110,251       102,618
                                                        ----------  ----------  ------------  ------------
                                                           668,531     676,045     1,984,618     2,226,347
                                                        ----------  ----------  ------------  ------------
Income before income taxes, minority interests
    and equity in investee company.....................     70,892      56,665       199,876       133,946
Provision for income taxes.............................    (22,500)    (15,590)      (64,000)      (37,280)
Minority interests.....................................          -        (657)         (849)       (2,021)
Equity in investee company.............................      2,072       2,776         6,225         7,566
                                                        ----------  ----------  ------------  ------------
Income from continuing operations......................     50,464      43,194       141,252       102,211
Loss on disposal of discontinued operations of
    investee company...................................     (4,497)          -        (4,497)            -
                                                        ----------  ----------  ------------  ------------
Income before extraordinary item.......................     45,967      43,194       136,755       102,211
Extraordinary item - early extinguishment of debt......          -           -        (3,363)            -
                                                        ----------  ----------  ------------  ------------
Net income............................................. $   45,967  $   43,194  $    133,392  $    102,211
                                                        ==========  ==========  ============  ============

                See notes to consolidated financial statements
                                                                -2-


RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                      September 30     December 31
ASSETS                                                                        1995            1994
(Dollars in thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $1,221,739 and $1,053,551)................    $  1,202,856     $ 1,166,020
     Fixed maturities available for sale - at quoted market
        (amortized cost $1,834,918 and $1,945,919)...............       1,863,772       1,839,312
     Equity securities - at quoted market (cost $373,294
        and $482,529)............................................         539,220         564,636
     Short-term investments......................................         437,849         229,906
Cash.............................................................          45,947          46,814
Premiums receivable..............................................       1,127,049       1,079,393
Other accounts and notes receivable..............................         147,315         179,903
Reinsurance recoverables.........................................       3,173,459       2,928,533
Federal and foreign income taxes, including deferred taxes.......          64,061         161,013
Notes receivable from parent company.............................         173,836         187,065
Investments in real estate - at cost, less accumulated
     depreciation................................................         279,945         289,465
Investment in investee company...................................         157,617         147,513
Deferred policy acquisition costs................................         191,362         181,938
Other assets.....................................................         369,722         336,254
                                                                     ------------     -----------
                                                                     $  9,774,010     $ 9,337,765
                                                                     ============     ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

Unearned premiums................................................    $  1,272,554     $ 1,288,454
Unpaid claims and related expenses...............................       6,072,832       5,809,546
Accounts payable and accrued expenses............................         623,340         650,374
Reinsurance ceded premiums payable...............................         318,766         291,844
Senior reset notes...............................................          40,315          80,596
Term loans and short-term debt...................................         170,536         129,355
Minority interests - redeemable preferred stock of a
     subsidiary..................................................              -           23,517
                                                                     ------------     -----------
                                                                        8,498,343       8,273,686
                                                                     ------------     -----------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per share, 1,000 shares
        authorized, issued and outstanding.......................               -               -
     Additional paid-in capital..................................         678,742         678,502
     Retained earnings...........................................         492,816         434,676
     Net unrealized gain (loss) on investments...................         126,531         (27,881)

     Net unrealized loss on foreign currency translation.........         (22,422)        (21,218)
                                                                     ------------     -----------
                                                                        1,275,667       1,064,079
                                                                     ------------     -----------
                                                                     $  9,774,010     $ 9,337,765
                                                                     ============     ===========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                           Net
                                                                                                    Unrealized
                                                                                              Net      Loss on
                                                         Additional                    Unrealized      Foreign
                                                  Common    Paid-In   Retained     Gain (Loss) on     Currency     Shareholder's
                                                   Stock    Capital   Earnings        Investments  Translation            Equity
(In thousands)
                                                                                  c
Balance, January 1, 1995........................ $   -   $  678,502  $ 434,676    $      (27,881)  $  (21,218)   $   1,064,079

Transactions of investee
     company ...................................                240                        9,142                         9,382

Net income......................................                       133,392                                         133,392

Loss on early extinguishment of
     redeemable preferred stock
     of a subsidiary............................                          (252)                                           (252)

Dividends.......................................                       (75,000)                                        (75,000)

Appreciation after deferred
     income taxes...............................                                         145,270                       145,270

Foreign currency translation..............                                                             (1,204)          (1,204)
                                                 -----   ----------  ---------    --------------   ----------    -------------
Balance, September 30, 1995................      $   -   $  678,742  $ 492,816    $      126,531   $  (22,422)   $   1,275,667
                                                 =====   ==========  =========    ==============   ==========    =============

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Nine Months Ended September 30                                            1995           1994
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES.............................  $    16,816    $   197,638
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale.......      358,728        323,869
Proceeds from sales of fixed maturities held for investment......       39,218         15,405
Proceeds from redemptions of fixed maturities available for sale.       20,640         45,912
Proceeds from redemptions of fixed maturities held for investment       17,811         15,129
Proceeds from sales of equity securities.........................      350,508        149,788
(Increase) decrease in short-term investments - net..............     (209,403)       189,315
Purchases of fixed maturities available for sale.................     (256,386)      (396,638)
Purchases of fixed maturities held for investment................      (95,012)      (256,947)
Purchases of equity securities...................................     (146,126)      (172,338)
Other - net......................................................      (11,954)       (41,207)
                                                                   -----------    -----------
                                                                        68,024       (127,712)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in notes receivable from parent company......       13,229        (15,976)
Increase in term loans...........................................       75,222         35,202
Decrease in short-term debt - net................................      (31,179)          (290)
Repayments of term loans.........................................       (2,862)       (68,942)
Repurchase of senior reset notes.................................      (40,348)             -
Debt issuance costs..............................................       (1,000)             -
Dividends........................................................      (75,000)       (55,000)
Redemption of redeemable preferred stock of a subsidiary.........      (23,769)        (3,360)
                                                                   -----------    -----------
                                                                       (85,707)      (108,366)
                                                                   -----------    -----------
Decrease in cash.................................................         (867)       (38,440)
Cash, beginning of period........................................       46,814         91,608
                                                                   -----------    -----------
Cash, end of period..............................................  $    45,947    $    53,168
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:

Interest paid....................................................  $    11,600    $     9,800
                                                                   ===========    ===========
Income taxes paid................................................  $    42,700    $    17,500
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

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Unaudited Consolidated Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1995, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1994) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

On April 26, 1995, the Company extended its revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million. In addition, in the second quarter of 1995, all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million) was redeemed. The cost of the early redemption in excess of the carrying value of the preferred stock, $252,000, was charged directly to shareholder's equity.


2.  Equity In Investee Company

Equity income in Zenith National Insurance Corp. ("Zenith") was $2.1 million and $6.2 million for the third quarter and first nine months of 1995 compared to $2.8 million and $7.6 million in the corresponding 1994 periods. In addition, in the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million on the disposal of discontinued life insurance operations by Zenith. The Company's prior period results of operations have not been reclassified since amounts attributable to these operations are not significant.

Summarized financial information for Zenith National Insurance Corp. is as follows:

   Nine Months Ended September 30                     1995        1994

   (In thousands, except per-share amounts)

   Revenues . . . . . . . . . . . . . . . . .    $ 388,328  $  381,943
   Income from continuing operations before
     income taxes . . . . . . . . . . . . . .       26,449      35,774
   Loss on disposal of discontinued operations     (19,000)          -
   Net income . . . . . . . . . . . . . . . .        5,300      29,200
   Net income per share . . . . . . . . . . .          .29        1.53

3.   Reinsurance

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                Nine Months Ended September 30
                                 1995                          1994
                         Premiums      Premiums        Premiums     Premiums
                          Written        Earned         Written       Earned
    Direct. . . . .    $2,027,009     $2,027,769     $1,999,501   $1,973,609
    Assumed . . . .       264,566        268,665        253,369      256,923
    Ceded . . . . .      (928,255)      (954,874)      (869,360)    (864,384)
                       ----------     ----------     ----------   ----------
    Net premiums. .    $1,363,320     $1,341,560     $1,383,510   $1,366,148
                       ==========     ==========     ==========   ==========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                      Nine Months Ended
                                                        September 30
                                                    1995             1994
    Gross . . . . . . . . . . . . . . . . .      $1,472,419       $1,731,724
    Reinsurance recoveries. . . . . . . . .        (566,697)        (753,715)
                                                 ----------       ----------
    Net policy claims and settlement expenses    $  905,722       $  978,009
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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENT OF INCOME

Overview

The Company had income from operations, before gain on sales of investments, of $43.8 million and $122.6 million in the third quarter and first nine months of 1995 compared to $41.0 million and $96.5 million in the corresponding 1994 periods. The increase in operating income resulted from improved results in the property and casualty insurance operations.
Net income in the third quarter and first nine months of 1995 was $46.0 million and $133.4 million which included after-tax gains of $6.6 million and $18.7 million on sales of investments and, in the first nine months of 1995, from the sale of certain consulting operations. Net income in the third quarter and first nine months of 1994 was $43.2 million and $102.2 million which included an after-tax gain on sales of investments of $2.2 million and $5.7 million. In the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million on the disposal of discontinued life insurance operations by an investee company. In the first nine months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million.


Property and Casualty Insurance Operations

Net premiums written and net premiums earned increased in the third quarter of 1995 to $458.3 million and $447.2 million from $413.3 million and $427.9 million in the corresponding 1994 period. These increases are primarily due to growth in retrospectively rated workers' compensation premiums. During the first half of 1995, workers' compensation premiums had declined resulting from the shift to high deductible insurance and captive insurance programs, as well as an increase in return premiums on retrospectively rated policies. As a result, net premiums written and net premiums earned for the first nine months of 1995 declined to $1.36 billion and $1.34 billion from $1.38 billion and $1.37 billion in the corresponding 1994 period.

The property and casualty insurance operations continue to experience strong underwriting results particularly in workers' compensation, surety, and ocean and inland marine lines of business. Underwriting losses for the third quarter and first nine months of 1995 were $10.9 million and $24.0 million compared to $14.7 million and $75.7 million in the corresponding 1994 periods. The improved underwriting results reflect increased underwriting profits in the surety line of business of $12.8 million and $37.7 million in the third quarter and first nine months of 1995 compared to $6.2 million and $18.4 million in the corresponding 1994 periods. Catastrophe losses totalled $5.9 million and $13.2 million in the quarter and nine months ended September 30, 1995 compared to $4.7 million and $40.0 million in the corresponding 1994 periods. Catastrophe losses in the first nine months of 1994 arose primarily from the January 1994 California earthquake.

The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.8% and 101.5% in the third quarter and first nine months of 1995 (100.5% and 100.5%, excluding the effects of catastrophes), compared to 102.8% and 105.1% in the corresponding 1994 periods (101.6% and 102.1%, excluding the effects of catastrophes).

On October 23, 1995, the Company agreed to settle two actions in the District Court of Dallas County, Texas, regarding alleged overcharges for workers' compensation insurance and multiple line retrospectively rated casualty insurance between 1987 and 1992. Under the terms of the settlement, which were preliminarily approved by the Court on October 27, 1995 and which are subject to final court approval, the amount to be paid is to be determined after a review conducted by an independent accounting firm. The Company estimates that it will pay approximately $12 million under the settlement. This will not affect the Company's financial results since the Company had previously provided for this matter. The actions were previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Property and Casualty Insurance Investment Results

Net investment income of the property and casualty insurance operations increased to $61.7 million and $183.7 million in the three-month and nine-month periods ended September 30, 1995 from $58.7 million and $172.9 million in the corresponding 1994 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio and an increase in interest rates.

Gain on sales of investments increased to $10.1 million and $25.9 million in the third quarter and first nine months of 1995 from $3.4 million and $8.1 million in the corresponding 1994 periods. These increases primarily resulted from sales of certain equity securities.

Title Insurance Operations

Premiums and fees in the third quarter and first nine months of 1995 declined to $171.6 million and $481.9 million from $195.6 million and $677.9 million in the comparable 1994 periods. These declines resulted from a decrease in lower margin agency revenues. The 1994 periods benefitted from strong agency revenues resulting from the typical reporting lag of 90-120 days and reflected the strong market conditions that existed in early 1994 and late 1993.

As a result of lower agency revenues, agency commissions in the third quarter and first nine months of 1995 declined to $75.0 million and $221.5 million from $94.9 million and $345.1 million in the corresponding 1994 periods. The expense ratio of the title insurance operations (which includes agency commissions) was 90.7% and 94.2% in the third quarter and first nine months of 1995 compared to 90.0% and 89.6% in the corresponding 1994 periods. The increase in the 1995 expense ratios resulted from the decline in premiums. Other expenses were $81.6 million and $235.0 million in the three-month and nine-month periods ended September 30, 1995 compared to $82.5 million and $266.2 million in the corresponding 1994 periods. The decline in other expenses during the first nine months of 1995 reflects various cost control programs, including staff reductions, undertaken by the Company. As a result of lower premiums, the provision for claim losses declined to $14.9 million and $41.9 million in the third quarter and first nine months of 1995 from $17.3 million and $60.2 million in the corresponding 1994 periods.

Investment Portfolio

At September 30, 1995, the Company's investment portfolio aggregated $3.89 billion (at cost) of which 10% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. At September 30, 1995, no one issuer comprised more than 2.5% of the fixed maturity and short-term investment portfolio. Furthermore, the Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities since these issues may be more susceptible to severe economic downturns. At September 30, 1995, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $300.1 million (8% of the fixed income portfolio) and $78.5 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

Other Operations

The Company's consulting and technical services operations provide services in the information technology and energy fields. Revenues for these operations were $36.5 million and $115.0 million in the third quarter and first nine months of 1995. Revenues for the first nine months of 1995 includes a pre-tax gain of $2.6 million resulting from the sales of certain consulting operations. These sales are not expected to have a material effect on the Company's operations. Revenues in the third quarter and first nine months of 1994 were $36.8 million and $105.4 million. Operating expenses were $34.9 million and $108.0 million in the three-month and nine-month periods ending September 30, 1995 compared to $34.3 million and $100.4 million in the corresponding 1994 periods. Revenues and expenses of these operations are included in other revenues and other expenses in the accompanying statement of income.

At September 30, 1995, the Company's real estate holdings had a carrying value of $279.9 million, which includes nine shopping centers with an aggregate carrying value of $130.3 million, office buildings and other commercial properties, with an aggregate carrying value of $88.5 million, and undeveloped land with a carrying value of $61.1 million.

Other Matters

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100.0 million. At September 30, 1995, borrowings aggregating $15.0 million were outstanding under this facility. On April 26, 1995, the Company extended the revolving credit facility through March 31, 2000 from December 31, 1998. In addition, the Company increased term loan borrowings to $137.5 million from $62.5 million and extended the maturity dates of the term loan borrowings through March 31, 2000. The additional $75.0 million of borrowings under the term loan were used to redeem $25.0 million of the Company's 10.36% senior reset notes and $25.0 million of 9.48% senior reset notes, including $9.7 million of notes held by Reliance Insurance Company. These transactions resulted in an after-tax extraordinary loss of $3.4 million. In addition, in the second quarter of 1995, all of the outstanding redeemable preferred stock of Reliance Insurance Company ($23.8 million) was redeemed. The cost of the early redemption in excess of the carrying value of the preferred stock, $252,000, was charged directly to shareholder's equity.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 27. Financial Data Schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RELIANCE FINANCIAL SERVICES CORPORATION
                              (Registrant)



Date:   November 14, 1995     /s/ George E. Bello
                              George E. Bello
                              Executive Vice President and Controller
                              (Chief Accounting Officer)