Form 10-K405
period 1995-12-31
RELIANCE FINANCIAL SERVICES CORP
filed 1996-03-28
CIK 83047

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM  ...................... TO  .....................

                                            1-7080
COMMISSION FILE NUMBER  ........................................................

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 909-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
 Senior Reset Notes, Due November 1,            New York Stock Exchange
                 2000

 Senior Reset Notes, Due December 1,            New York Stock Exchange
                 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1996, 1,000 shares of the common stock of Reliance Financial Services Corporation were outstanding, none of which were held by nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Reliance Financial Services Corporation 1995 Annual Report--Parts I, II and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Financial Services Corporation (the 'Company' or 'Reliance Financial') owns all of the common stock of Reliance Insurance Company. Reliance Insurance Company and its property and casualty insurance subsidiaries (the 'Reliance Property and Casualty Companies') underwrite a broad range of commercial lines of property and casualty insurance. Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States.

     The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety. Established in 1987, Reliance National offers a broad range of commercial property and casualty insurance products and services for large companies and specialty line customers. Reliance National selects market segments where it can provide specialized coverages and services, and it conducts business nationwide and in certain international markets. In 1995, Reliance National accounted for 49% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance offers commercial property and casualty insurance coverages primarily for mid-sized companies throughout the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks as well as insurance programs for groups with common insurance needs. Reliance Reinsurance primarily provides casualty treaty and facultative reinsurance for small to medium sized regional and specialty insurance companies located in the United States. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. The Reliance Property and Casualty Companies accounted for $1,774.6 million (73%) of the 1995 premiums earned by Reliance Insurance Company and its property and casualty and title insurance subsidiaries (the 'Reliance Insurance Group').

     Title insurance business is conducted by Commonwealth Land Title Insurance Company and Transnation Title Insurance Company (formerly Transamerica Title Insurance Company) and their respective subsidiaries ('Commonwealth/Transnation Title'). Commonwealth/Transnation Title is the third largest title insurance operation in the United States, in terms of 1994 total premiums and fees. Commonwealth/Transnation Title accounted for $671.9 million (27%) of the Reliance Insurance Group's 1995 premiums earned.

     Business segment information for the years ended December 31, 1995, 1994 and 1993 is set forth in Note 16 to the Company's consolidated financial statements (the 'Consolidated Financial Statements'), which segment information is included in the Company's 1995 Annual Report and incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ('GAAP') unless otherwise specified.

     The common stock of Reliance Insurance Company has been pledged by the Company to secure certain indebtedness. See Note 8 to the Consolidated Financial Statements. Reliance Insurance Company owns all of the common stock of Commonwealth Land Title Insurance Company and Transnation Title Insurance Company. The Company is a wholly-owned subsidiary of Reliance Group Holdings, Inc. ('Reliance Group Holdings'). Approximately 45% of the common stock of Reliance Group Holdings, the only class of voting securities outstanding, is owned by Saul P. Steinberg, members of his family and affiliated trusts.

OPERATING UNITS

     Property and Casualty Insurance. The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety. The following table sets forth the amount of net premiums written in each line of business by Reliance National, Reliance Insurance, Reliance Reinsurance and Reliance Surety for the years ended December 31, 1995, 1994 and 1993.

                                              1995                                           1994
                          --------------------------------------------   --------------------------------------------
                                                   RELIANCE                                       RELIANCE
                          RELIANCE   RELIANCE    REINSURANCE/            RELIANCE   RELIANCE    REINSURANCE/
                          NATIONAL   INSURANCE      SURETY      TOTAL    NATIONAL   INSURANCE      SURETY      TOTAL
                          --------   ---------   ------------   ------   --------   ---------   ------------   ------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.......    $371       $  98         $ --       $  469     $347       $  76         $ --       $  423
Workers' Compensation...     141         125           --          266      179         134           --          313
Automobile..............      88         152           --          240      109         135           --          244
Multiple Peril..........      26         159           --          185       32         148           --          180
Surety..................      --          --          139          139       --          --          118          118
Reinsurance.............      --          --          119          119       --          --          125          125
Ocean and Inland
 Marine.................      66          53           --          119       44          60           --          104
Involuntary.............      53          28           --           81       82          32           --          114
Fire and Allied.........      34          34           --           68       26          24           --           50
Accident and Health.....      58          --           --           58       52          --           --           52
Other...................      27           8           --           35       19          22           --           41
                             ---         ---          ---       ------      ---         ---          ---       ------
 Total..................    $864       $ 657         $258       $1,779     $890       $ 631         $243       $1,764
                             ---         ---          ---       ------      ---         ---          ---       ------
                             ---         ---          ---       ------      ---         ---          ---       ------
Percent of Total........      49%         37%          14%         100%      50%         36%          14%         100%
                             ---         ---          ---       ------      ---         ---          ---       ------
                             ---         ---          ---       ------      ---         ---          ---       ------

                                              1993
                         ------------------------------------------------
                                                  RELIANCE
                         RELIANCE   RELIANCE    REINSURANCE/
                         NATIONAL   INSURANCE      SURETY      TOTAL
                         --------   ---------   ------------   ------
                                (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.......   $288       $  82         $ --       $  370
Workers' Compensation...    232         146           --          378
Automobile..............    119         141           --          260
Multiple Peril..........     33         154           --          187
Surety..................     --          --          107          107
Reinsurance.............     --          --          124          124
Ocean and Inland
 Marine.................     54          51           --          105
Involuntary.............     87          27           --          114
Fire and Allied.........     19          21           --           40
Accident and Health.....     36          --           --           36
Other...................      4          46           --           50
                            ---         ---          ---       ------
 Total..................   $872       $ 668         $231       $1,771
                            ---         ---          ---       ------
                            ---         ---          ---       ------
Percent of Total........     49%         38%          13%         100%
                            ---         ---          ---       ------
                            ---         ---          ---       ------

     The following table sets forth underwriting results for the Reliance Property and Casualty Companies for the years ended December 31, 1995, 1994 and 1993.

                              YEAR ENDED DECEMBER 31,
                          --------------------------------
                            1995        1994        1993
                          --------    --------    --------
                            (IN MILLIONS, EXCEPT RATIOS)
Net premiums written...   $1,779.0    $1,764.3    $1,770.6
Underwriting loss(1)...      (45.6)      (97.3)     (175.6)
Combined ratio.........      101.8%      104.4%      110.8%

------------------
(1) Includes catastrophe losses (net of reinsurance) for the years ended December 31, 1995, 1994 and 1993 of $25.7 million, $50.1 million and $39.3 million, respectively.

     The following table sets forth certain financial information of the Reliance Property and Casualty Companies based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company, in thousands:

                                          STATUTORY ACCOUNTING                                  GAAP
               --------------------------------------------------------------------------   -------------
                                                      TOTAL                     POLICY-        COMMON
YEAR ENDED      PREMIUMS    UNEARNED      LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,    WRITTEN     PREMIUMS    RESERVES      ASSETS     LIABILITIES    SURPLUS*       EQUITY
------------   ----------   --------   ----------   ----------   -----------   ----------   -------------
1995........   $1,769,064   $841,127   $3,102,688   $5,538,533   $ 4,410,197   $1,128,336    $  1,404,781
1994........    1,773,196    833,643    3,033,016    5,296,931     4,388,393      908,538       1,076,840
1993........    1,810,070    834,855    2,846,073    4,968,714     4,066,424      902,290       1,171,490

------------------
* Includes Reliance Insurance Company's investment in title insurance operations of $182.2 million at December 31, 1995.

     The Reliance Property and Casualty Companies write insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. The Reliance Property and Casualty Companies also write insurance in the European Community through offices in the United Kingdom, the Netherlands, Spain and Germany, and in the Americas through offices in Canada, Mexico and Argentina. In 1995, California, New York, Texas and Pennsylvania accounted for approximately 14%, 10%, 8% and 5%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Property and Casualty Companies. The Reliance Property and Casualty Companies write insurance through independent agents, program agents and brokers. No single insurance agent or broker accounts for 10% or more of the direct premiums written by the Reliance Property and Casualty Companies.

     The Reliance Property and Casualty Companies ranked 37th among property and casualty insurance companies and groups in terms of net premiums written during 1994, according to Best's Insurance Management Reports. A. M. Best & Company, Inc. ('Best'), publisher of Best's Insurance Reports, Property-Casualty, has assigned an 'A- (Excellent)' rating to the Reliance Property and Casualty Companies. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An 'A- (Excellent)' rating is assigned to those companies which have demonstrated excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ('S&P') has assigned an 'A' rating to the claims-paying ability of the Reliance Property and Casualty Companies. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. The Best and S&P ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Property and Casualty Companies are lower than those of many of the insurance companies with which the Reliance Property and Casualty

Companies compete, management believes that the current ratings are adequate to enable the Reliance Property and Casualty Companies to compete successfully.

     Reliance National. Established in 1987, Reliance National offers a broad range of commercial insurance products and services to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services. Reliance National selects market segments where it can provide specialized coverages and services. In 1995, Reliance National accounted for 49% of the net premiums written by the Reliance Property and Casualty Companies. Reliance National, which conducts business nationwide, is headquartered in New York City and has marketing offices in seven states. Reliance National also conducts business in the European Community through offices located in the United Kingdom, the Netherlands, Spain and Germany and in the Americas through offices in Canada, Mexico and Argentina. Reliance National distributes its products through national and regional insurance brokers, as well as program agents. Net premiums written by Reliance National were $864.4 million, $889.7 million and $872.2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of one or more departments which focus on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products.

     Reliance National's eight major divisions are:

     o Risk Management Services, Reliance National's largest division, provides workers' compensation, commercial automobile and general liability coverages (primarily on a retrospectively rated, high deductible and captive insurance arrangement basis) to Fortune 1,000 companies, multinationals and the construction and transportation industries. It also provides environmental pollution coverages (primarily on a claims made basis) for consultants, contractors, transporters and certain other insureds.

     o Excess and Surplus Lines primarily provides professional liability insurance to architects, engineers, lawyers, healthcare providers and other professionals, and excess and umbrella coverages.

     o Financial and Specialty Coverages provides ocean marine, aviation and space satellite risk coverages, as well as certain non-traditional insurance products.

     o International writes predominantly commercial casualty and property insurance products, including specialized coverages, such as excess casualty, directors and officers liability and fidelity insurance, in certain international markets.

     o Financial Products provides directors and officers liability insurance, errors and omissions insurance and fidelity and fiduciary coverages.

     o Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Property primarily provides commercial property coverage focusing on excess and specialty commercial property.

     o Non-Standard Automobile, a recently constituted division, expects to provide primarily non-standard personal automobile insurance for drivers unable to obtain insurance in the standard automobile insurance market.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, retrospectively rated policies, high deductible policies and reinsurance. Approximately 22% of Reliance National's net premiums written during 1995 were written on a 'claims-made' basis which provides coverage only for claims reported during the policy period or within an established reporting period, as opposed to 'occurrence' basis policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the 'long tail' nature of the risks insured.

     Approximately 9% of Reliance National's net premiums written during 1995 were written on a retrospectively rated basis, whereby the insured effectively pays for a large portion or, in many cases, all of its losses. Approximately 9% of Reliance National's net premiums written during 1995 were written on a high deductible basis, whereby the insured pays for all of its losses up to the deductible amount. The use of high deductible policies results in lower premiums and losses for Reliance National as payments for losses made by an insured under a high deductible policy are not considered premiums or losses to an insurer. With retrospectively rated and high deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with retrospectively rated and high deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department. Collateral in the form of bank letters of credit, trust accounts or cash collateral is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, approximately 90% of Reliance National's net premiums written during 1995 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes. Its largest single exposure, net of reinsurance, at December 31, 1995, was $2.5 million per occurrence. Reliance National also wrote a finite risk policy under which its maximum loss for 1995, after application of retrospective premium payments, could have been $3.3 million.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance distributes its products through approximately 2,600 independent agents, program agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 25 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including multiple peril, property, general liability, commercial automobile and workers' compensation (a majority of workers' compensation insurance is written on a retrospectively rated basis). Reliance Insurance is headquartered in Philadelphia and operates in 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $656.4 million (including $7.8 million of personal lines premiums), $631.0 million (including $20.7 million of personal lines premiums) and $668.2 million (including $45.4 million of personal lines premiums) for the years ended December 31, 1995, 1994 and 1993, respectively.

     Reliance Insurance is organized into the following four operating divisions:

     o The Commercial Accounts division focuses on accounts with annual premiums of up to $1 million. This division offers a broad range of traditional commercial coverages, primarily written on a guaranteed cost basis.

     o The Special Risk division provides underwriting of excess and surplus coverages (generally with lower net retentions than for other commercial lines written by Reliance Insurance) for risks with non-standard exposures.

     o The Large Accounts division focuses on casualty exposures of accounts with annual premiums in excess of $1 million, where it is able to offer more flexible coverages through the use of retrospectively rated and high deductible policies. The Large Accounts division primarily provides workers' compensation insurance and approximately 80% of its business was written on a loss sensitive basis. Accounts with retrospectively rated and high deductible policies undergo extensive credit analysis by a centralized credit department and collateral in the form of bank letters of credit, trust accounts or cash collateral is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     o The Program division provides property and liability insurance programs, targeting homogeneous groups of insureds with particular insurance needs, such as auto rental companies, day care centers and municipalities. These programs are administered by independent program agents, with Reliance Insurance retaining authority for all underwriting and pricing decisions. Program agents market the programs, gather the initial underwriting data and, if authorized by Reliance Insurance, issue the policies. All claims and other services are handled by Reliance Insurance.

     The Commercial Accounts division and the Large Accounts division provide their products and services through a decentralized network of regional and branch offices. This organization allows the Commercial Accounts division and the Large Accounts division to place major responsibility and accountability for underwriting, sales, and customer service close to the insured. The Special Risk division has three regional offices and the Program division has one central office. Reliance Insurance manages its claims through a decentralized network of regional and branch offices, which allows the point of service to be close to the insured.

     Reliance Insurance has substantially withdrawn from traditional personal lines, where it has had unfavorable experience and does not perceive a potential for long-term profitability. The Reliance Property and Casualty Companies derived 0.4% of their net premiums written from traditional personal lines in 1995, compared with 1.2% in 1994 and 2.6% in 1993.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients, and actively manages claims to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with the major contractors it has insured. Reliance Surety's Firemark and Express Surety operations target smaller contractors, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 32 branch offices and approximately 2,250 independent agents and brokers. Net premiums written by Reliance Surety were $139.3 million, $118.0 million and $106.7 million for the years 1995, 1994 and 1993, respectively.

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

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on both a treaty (blocks of risk) and facultative (individual risks) basis and, to a lesser extent, property reinsurance on a treaty basis. The business of Reliance Reinsurance is primarily conducted on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance with an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the 'lower layers,' the first $1 million of primary coverage, where losses are more predictable and quantifiable. The assumed reinsurance business of the Reliance Property and Casualty Companies is conducted nationwide and is headquartered in Philadelphia. Net premiums written by

Reliance Reinsurance were $119.0 million, $125.6 million and $123.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Title Insurance. Commonwealth/Transnation Title writes title insurance for residential and commercial real estate nationwide and provides escrow and settlement services in connection with real estate closings. The National Title Services division of Commonwealth/Transnation Title provides title services for large and multi-state commercial transactions. Through the Commonwealth OneStop operation, Commonwealth/Transnation Title provides national and regional lenders with a full range of residential closing services, including title insurance through its National Residential Title Services division, appraisal management through its CLT Appraisal Services, Inc. subsidiary, and other real estate related services. Commonwealth/Transnation Title is the third largest title insurance operation in the United States, based on 1994 total premiums and fees. Commonwealth/Transnation Title had premiums and fees of $671.9 million, $856.8 million and $893.4 million for the years 1995, 1994 and 1993, respectively.

     S&P has assigned an 'A' rating to the claims-paying ability of Commonwealth/Transnation Title. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Duff & Phelps Credit Rating Co. ('Duff & Phelps') has assigned an 'A+' rating to the claims-paying ability of Commonwealth/Transnation Title. Duff & Phelps ratings are based on a quantitative and qualitative analysis, with particular emphasis on fundamental factors, recent operating results, reserves, capitalization and invested assets. An 'A+' rating is assigned to those companies which have a high claims paying ability; protection factors are average and there is an expectation of variability in risk over time due to economic and/or underwriting conditions. The S&P and Duff & Phelps ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

     Commonwealth/Transnation Title is organized into ten regions with more than 325 offices covering all 50 states, as well as Puerto Rico and the Virgin Islands. In 1995, California, Texas, Florida, New York, Pennsylvania, Washington and Michigan accounted for approximately 11%, 11%, 10%, 7%, 7%, 6% and 6%, respectively, of revenues for premiums and services related to title insurance. No other state accounted for more than 5% of such revenues.

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

     Information Technology and Inspection Services. RCG International, Inc. ('RCG'), a subsidiary of the Reliance Insurance Group, and its subsidiaries primarily provide information technology and inspection services to industry, government and non-profit organizations, principally in the United States and Europe, as well as in Canada, Asia, South America, Africa and Australia. The information technology services consist of computer-related professional services to large corporate clients. The inspection services consist of pipeline and equipment inspection and procurement services in the energy industry. RCG and its subsidiaries had revenues of $150.8 million, $141.6 million and $116.8 million for 1995, 1994 and 1993, respectively.

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

     Reliance National and Reliance Insurance. During 1995, the highest net retention per occurrence for a casualty loss was $2.4 million for Reliance National and $2.8 million for Reliance Insurance. In addition, in 1995 each of Reliance National and Reliance Insurance purchased 'casualty clash' coverage to provide protection in the event of losses incurred by multiple coverages on one occurrence. Under such casualty clash coverages, Reliance National's highest net retention for casualty losses up to $70 million was $5 million and Reliance Insurance's highest net retention for casualty losses up to $60 million was $4.6 million. Where appropriate, Reliance National and Reliance Insurance obtain facultative reinsurance to provide protection in addition to such casualty treaty coverages.

     During 1995, the highest net retention per loss for a property risk was $2.5 million for Reliance National and $3.2 million for Reliance Insurance. Reliance National also wrote a finite risk policy under which its maximum loss for 1995, after application of retrospective premium payments, could have been $3.3 million. In addition, during 1995, Reliance National and Reliance Insurance together had reinsurance for 95% of net retained property catastrophe losses in excess of $15 million and up to $107 million. Thus, for all net retained property losses attributable to a single catastrophe of $107 million, Reliance National and Reliance Insurance together retained a maximum loss exposure of $19.6 million. Any net retained property loss from a single catastrophe beyond $107 million is not reinsured and is retained by Reliance National and Reliance Insurance together. Renewal of property catastrophe coverage during the term of the treaty is provided by a provision for one automatic reinstatement of the original coverage at a contractually determined premium. The Company believes that the limit of $107 million of net retained property losses per occurrence is sufficient to cover its probable maximum loss in the event of a catastrophe.

     Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $25.7 million in 1995 ($78.5 million before insurance ceded), compared to $50.1 million in 1994 ($134.0 million before insurance ceded), which included $44.9 million ($127.0 million before insurance ceded) arising from the January 1994 California earthquake. Catastrophe losses, including losses incurred by Reliance Reinsurance on insurance assumed, were $39.3 million in 1993 ($88.5 million before insurance ceded).

     A catastrophic event can cause losses in lines of insurance other than property. Each of Reliance National and Reliance Insurance purchase workers' compensation reinsurance coverage up to $200 million to provide protection against losses under workers' compensation policies which might be caused by catastrophes. Such workers' compensation reinsurance applies after retentions by Reliance National of up to $500,000 and Reliance Insurance of up to $1 million. For Reliance Insurance, any such losses over $200 million would be covered by the property catastrophe treaty to the extent of available capacity. For Reliance National, any such losses over $200 million and up to $270 million would be covered by Reliance National's casualty clash coverage.

     Reliance National and Reliance Insurance have also purchased reinsurance to cover aggregate retained catastrophe losses in the event of multiple catastrophes in any one year. This reinsurance agreement provides coverage for up to 93% of aggregate catastrophe losses between $12.5 million and $31.0 million, after applying a deductible of $3.8 million per catastrophe.

     In 1995, Reliance Insurance Company entered into an aggregate excess of loss reinsurance agreement. This agreement indemnifies the Reliance Property and Casualty Companies for ultimate net property and casualty insurance losses in excess of a specified retention for the 1995 accident year, up to a maximum aggregate limit of $100 million.

     Reliance Surety. Reliance Surety retains 100% of losses on surety bonds up to $2 million. For surety bonds in excess of $2 million, Reliance Surety obtains reinsurance that provides various layers of coverage such that the maximum retained loss for a single surety bond of $50 million is not greater than $20 million. In addition, to protect against multiple losses from any one principal insured, Reliance Surety reinsures approximately 95% of net losses between $3 million and $30 million for any one principal insured. Thus, the maximum loss on any one principal insured, where net retained losses by Reliance Surety after primary reinsurance is $30 million, would not exceed $4.25 million. For fidelity business, Reliance Surety retains 100% of each loss up to $1.5 million. Reliance Surety has obtained reinsurance above that retention up to a maximum of $8.5 million on each loss. Where appropriate, Reliance Surety obtains facultative reinsurance to provide protection in addition to such reinsurance.

     Reliance Reinsurance. Reliance Reinsurance writes treaty property and casualty reinsurance and facultative casualty reinsurance with limits of $1.5 million per program. Facultative property reinsurance, which was discontinued in February 1994, was written with limits of $10 million per risk, of which the Company retained $500,000 after the purchase of reinsurance. Reliance Reinsurance purchases catastrophe protection for its assumed property reinsurance of $6.75 million in excess of a $1.75 million per occurrence retention, with a contractual provision for a reinstatement. In 1994, Reliance Reinsurance also wrote a specific catastrophe book of business within an aggregate limit of $17.7 million for any one event, not subject to the above protection. As of December 31, 1994, Reliance Reinsurance ceased writing a specific catastrophe book of business.

     Commonwealth/Transnation Title. Commonwealth/Transnation Title generally retains no more than $60 million on any one risk, although it often retains less than this amount, with reinsurance placed with other title companies. Commonwealth/Transnation Title also purchases reinsurance from an international syndicate, including Lloyd's of London, which provides coverage for 80% of losses between $20 million and $60 million, on any one risk. The largest net loss that has been paid by Commonwealth/Transnation Title on any one risk was approximately $4 million.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $1.3 billion and $1.2 billion in 1995 and 1994, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the Reliance Insurance Group of its liability to insureds. At December 31, 1995, the Reliance Insurance Group had reinsurance recoverables of $3.2 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee and a staff of analysts to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by Reliance Insurance Group. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash collateral, to secure recoverables from unauthorized reinsurers. The Company had $6.4 million reserved for potentially unrecoverable reinsurance at December 31, 1995. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers. While the Company is aware of financial difficulties experienced by certain Lloyd's of London syndicates, the Company has not experienced deterioration of payments from the Lloyd's of London syndicates from which it has reinsurance.

     In 1995, the Reliance Property and Casualty Companies did not cede more than 4% of direct premiums to any one reinsurer and no one reinsurer accounted for more than 8.4% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1995 ceded premiums, are as follows:

                                                         1995
                                                         CEDED         BEST
                                                        PREMIUM       RATING
                                                     -------------    ------
                                                     (IN MILLIONS)
Lloyd's of London.................................      $ 108.1         (1)
American Re-Insurance Company.....................        105.9          A+
Hertz International Reinsurance Ltd...............         59.6         (2)
Commercial Risk Re-Insurance Company..............         42.6         (3)
Swiss Reinsurance America Corporation.............         34.4          A
Zurich Reinsurance Centre, Inc....................         32.7          A
Kemper Reinsurance Company........................         32.3          A-
International Industrial Indemnity Company
  (formerly TRN Insurance Company)................         32.1         (2)
Transatlantic Reinsurance Company.................         30.0          A+
G.I.O. Insurance Ltd..............................         29.3         (4)

------------------
(1) Individual Lloyd's of London syndicates are not rated by Best.

(2) An unrated captive reinsurer that is not affiliated with the Company. Recoverables from such reinsurer are fully collateralized.

(3) Assigned a Best rating of NA-3 (Insufficient Operating Experience), as the reinsurer has not accumulated five years of representative operating experience. Recoverables from such reinsurer are fully collateralized.

(4) Reinsurer is not rated by Best. The S&P rating for the claims paying ability of such reinsurer is 'A'. Recoverables from such reinsurer are fully collateralized.

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

PROPERTY AND CASUALTY LOSS RESERVES

     As of March 1, 1996, the Reliance Insurance Group had a staff of 101 actuaries, of whom 20 are fellows of the Casualty Actuarial Society and one is a fellow of the Society of Actuaries. This staff regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

     The following tables present information relating to the liability for unpaid claims and related expenses ('loss reserves') for the Reliance Property and Casualty Companies. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1995, 1994 and 1993.

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                              1995          1994          1993
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Loss reserves, beginning of year........   $5,581,483    $5,048,442    $4,571,792
Less reinsurance recoverables...........    2,453,702     2,116,914     1,868,800
                                           ----------    ----------    ----------
Net loss reserves, beginning of year....    3,127,781     2,931,528     2,702,992
                                           ----------    ----------    ----------
Provision for policy claims and related
  expenses:
     Provision for insured events of the
       current year.....................    1,163,447     1,274,649     1,195,425
     Increase in provision for insured
       events of prior years............       38,512        22,444        40,169
                                           ----------    ----------    ----------
       Total provision..................    1,201,959     1,297,093     1,235,594
                                           ----------    ----------    ----------
Payments for policy claims and related
  expenses:
     Attributable to insured events of
       the current year.................      271,915       321,538       229,778
     Attributable to insured events of
       prior years......................      868,622       780,961       776,881
                                           ----------    ----------    ----------
       Total payments...................    1,140,537     1,102,499     1,006,659
                                           ----------    ----------    ----------
Foreign currency translation............       (9,768)        1,659          (399)
                                           ----------    ----------    ----------
Net loss reserves, end of year..........    3,179,435     3,127,781     2,931,528
Plus reinsurance recoverables...........    2,679,917     2,453,702     2,116,914
                                           ----------    ----------    ----------
Loss reserves, end of year*.............   $5,859,352    $5,581,483    $5,048,442
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

------------------
* Loss reserves exclude the loss reserves of title insurance operations of $240.8 million, $228.1 million and $204.7 million at December 31, 1995, 1994 and 1993, respectively.

     Policy claims and settlement expenses include a provision for insured events of prior years of $38.5 million, $22.4 million and $40.2 million for the years 1995, 1994 and 1993, respectively. The provision for all years includes adverse development related to prior year asbestos-related and environmental pollution claims, which primarily affect general liability and multiple peril lines of business. The 1995 provision also includes adverse development in other general liability, automobile and reinsurance lines, partially offset by favorable development in workers' compensation. The 1994 provision also included adverse development in other general liability lines, partially offset by favorable development in workers' compensation. The 1993 provision also included adverse development from workers' compensation reinsurance pools, partially offset by favorable development in other general liability lines.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Property and Casualty Companies. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1995. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1995, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ('General Casualty') at April 30, 1990 (the date of sale of General Casualty), relating to 1985 through 1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1985 through 1994, the Company has experienced deficiencies in its estimated liability for loss reserves. The table includes provisions specifically made to strengthen prior years' loss reserves of $156.0 million in 1991 and $100.0 million in 1986. The Company's loss reserves during this period have been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                    DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                              1995        1994        1993        1992        1991        1990        1989        1988
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1)............. $3,179,435  $3,127,781  $2,931,528  $2,702,992  $2,375,235  $1,893,421  $1,962,822  $1,644,057
Net liability reestimated
 as of:
 One year later...........         --       101.2%      100.8%      101.5%      101.3%      114.4%      104.8%      104.8%
 Two years later..........         --          --       101.7%      103.1%      104.4%      115.2%      117.0%      113.5%
 Three years later........         --          --          --       104.0%      105.7%      119.6%      118.2%      121.8%
 Four years later.........         --          --          --          --       106.7%      120.7%      120.9%      123.2%
 Five years later.........         --          --          --          --          --       122.0%      122.2%      127.8%
 Six years later..........         --          --          --          --          --          --       123.8%      128.7%
 Seven years later........         --          --          --          --          --          --          --       130.7%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --
Redundancy (Deficiency)...         --        (1.2%)      (1.7%)      (4.0%)      (6.7%)     (22.0%)     (23.8%)     (30.7%)
                           ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Paid (cumulative) as of:
 One year later...........         --        27.8%       26.6%       28.7%       29.0%       36.6%       40.7%       41.6%
 Two years later..........         --          --        44.9%       48.0%       48.6%       57.9%       65.4%       71.6%
 Three years later........         --          --          --        61.1%       62.1%       72.8%       82.2%       86.4%
 Four years later.........         --          --          --          --        71.6%       83.0%       91.3%       97.2%
 Five years later.........         --          --          --          --          --        90.3%       97.8%      103.0%
 Six years later..........         --          --          --          --          --          --       103.1%      107.3%
 Seven years later........         --          --          --          --          --          --          --       111.5%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --

                                       DECEMBER 31,
                           -----------------------------------
                               1987        1986        1985
                            ----------  ----------  ----------
                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1).............  $1,494,227  $1,425,942  $1,248,713
Net liability reestimated
 as of:
 One year later...........       107.8%      106.6%      122.1%
 Two years later..........       112.0       115.6       134.5
 Three years later........       118.5       121.6       142.5
 Four years later.........       125.0       127.2       150.4
 Five years later.........       126.7       132.3       155.1
 Six years later..........       131.8       135.1       161.2
 Seven years later........       133.1       140.0       163.5
 Eight years later........       135.4       141.4       168.5
 Nine years later.........          --       143.4       169.3
 Ten years later..........          --          --       170.8
Redundancy (Deficiency)...       (35.4%)     (43.4%)     (70.8%)
                            ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........        38.6%       42.0%       48.1%
 Two years later..........        65.8        68.4        79.1
 Three years later........        88.2        88.1        98.9
 Four years later.........        99.5       103.9       114.4
 Five years later.........       106.2       112.1       127.3
 Six years later..........       110.7       117.1       134.9
 Seven years later........       113.9       120.8       138.5
 Eight years later........       117.4       123.7       141.9
 Nine years later.........          --       126.9       144.1
 Ten years later..........          --          --       146.7

------------------
(1) The gross liability for unpaid claims and related expenses was $5.9 billion at December 31, 1995. The gross liability for unpaid claims and related expenses for years 1994 and prior was redundant by $30.7 million at December 31, 1995.

     The difference between the property and casualty liability for loss reserves at December 31, 1995 and 1994 reported in the Consolidated Financial Statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1995          1994
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Net liability reported under statutory accounting
  practices.......................................   $3,102,688    $3,033,016
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (12,758)       (9,858)
Additional discount of workers' compensation
  reserves........................................       98,799       104,145
Foreign currency translation......................       (9,294)          478
                                                     ----------    ----------
Net liability reported............................   $3,179,435    $3,127,781
                                                     ----------    ----------
                                                     ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1995 and 1994 reported in the Consolidated Financial Statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1995          1994
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Liability reported under statutory accounting
  practices.......................................   $5,717,321    $5,395,846
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (14,884)      (11,984)
Additional discount of workers' compensation
  reserves........................................      179,987       198,808
Foreign currency translation......................      (23,072)       (1,187)
                                                     ----------    ----------
Liability reported................................   $5,859,352    $5,581,483
                                                     ----------    ----------
                                                     ----------    ----------


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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Property and Casualty Companies apply a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The Reliance Property and Casualty Companies regularly analyze their reserves and review their pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Property and Casualty Companies consult with independent actuarial firms concerning reserving practices and levels. The Reliance Property and Casualty Companies are required by state insurance regulators to file, along with their statutory reports, a statement of actuarial reserve opinion setting forth an actuary's assessment of their reserve status and, in 1995, the Reliance Property and Casualty Companies used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves require continual updates. The process of estimating claims is a complex task and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variations in loss development are more likely in long tail lines of business. The Reliance Property and Casualty Companies attempt to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Property and Casualty Companies also limit the potential loss from a single event through the extensive use of reinsurance.

     In calculating the liability for loss reserves, the Reliance Property and Casualty Companies discount workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Property and Casualty Companies in workers' compensation reinsurance pools are discounted. The discounting of all claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $235.7 million, $245.7 million and $284.7 million at December 31, 1995, 1994 and 1993, respectively. The discount in 1995 was increased by $1.8 million, which was more than offset by discount amortization of $11.8 million, resulting in a reduction in pre-tax income of $10.0 million. The discount in 1994 was reduced by $27.3 million plus discount amortization of $11.7 million, resulting in a reduction in pre-tax income of $39.0 million. The discount in 1993 was increased by $7.9 million, which was more than offset by discount amortization resulting in a decrease in pre-tax income of $4.8 million.

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

     Included in the liability for loss reserves at December 31, 1995 are $178.6 million ($130.7 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for the years ending December 31, 1995, 1994 and 1993:

                                                          DECEMBER 31,
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
                                                         (IN THOUSANDS)
Net loss reserves, beginning of year.........   $130,143    $122,034    $ 94,253
Provision for policy claims and related
  expenses...................................     25,904      28,279      52,630
Payments for policy claims and related
  expenses...................................    (25,341)    (20,170)    (24,849)
                                                --------    --------    --------
Net loss reserves, end of year...............   $130,706    $130,143    $122,034
                                                --------    --------    --------
                                                --------    --------    --------

     Included in the December 31, 1995 net loss reserves for asbestos-related and environmental pollution claims are $33.8 million of loss costs for claims incurred but not reported, $51.9 million of loss costs for reported claims and $45.0 million of related expenses. The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily affect the Company's general liability and multiple peril lines of business. Loss and loss expense reserves for asbestos-related and environmental pollution claims are established using analysis by specialized claims personnel, actuarial techniques and management's judgment. Coverage and claim settlement issues, related to policies written in prior years, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business.

     The Company's net paid losses and related expenses for asbestos-related and environmental pollution claims have not been material in relation to the Company's total net paid losses and related expenses. Net paid losses and related expenses relating to these claims were $25.3 million (including $7.3 million of related expenses), $20.2 million (including $7.9 million of related expenses) and $24.8 million (including $8.1 million of related expenses) for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in net paid losses and related expenses in 1995 from 1994 reflects the settlement of a large environmental pollution claim. Related expenses consist primarily of legal costs. Total payments for all property and casualty insurance policy claims and related expenses were $1.14 billion, $1.10 billion and $1.01 billion for the years ended December 31, 1995, 1994 and 1993, respectively. The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding:

                                                               DECEMBER 31,
                                                               -------------
                                                               1995     1994
                                                               ----     ----
Number of insureds with outstanding claims, beginning of
  year......................................................    666      661
Additional insureds with claims during the year.............    463      307
Insureds with closed or settled claims during the year......   (379)    (302)
                                                               ----     ----
Number of insureds with outstanding claims, end of year.....    750      666
                                                               ----     ----
                                                               ----     ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims was $37,500 and $34,200 for the years 1995 and 1994, respectively. The increase in the average net paid loss reflects the settlement of a large environmental pollution claim. As of December 31, 1995, the Company was involved in approximately 46 coverage disputes (where a motion for declaratory judgment had been filed, the resolution of which will require a judicial interpretation of an insurance policy) related to asbestos or environmental pollution claims. The Company is not aware of any pending litigation or pending claim which will result in significant contingent liabilities in these areas. The Company believes it has made reasonable provisions for these claims, although the ultimate liability may be more or less than such reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

     Although the Company believes, in light of present facts and current legal interpretations, that the overall loss reserves of the Reliance Property and Casualty Companies are adequate to meet their obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking the best available return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to 'Financial Review--Investment Portfolio' on page 29 of the Company's 1995 Annual Report, which section is incorporated herein by reference, and Note 2 to the Consolidated Financial Statements.

     At December 31, 1995, the Company's investment portfolio was $4.0 billion (at cost) with 90% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 10% in equity securities, approximately 40% of which were convertible preferred stock. The following table details the distribution of the Company's investments at December 31, 1995:

                                           AMORTIZED       MARKET       CARRYING
                                              COST         VALUE         VALUE
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and
       government agencies and
       authorities......................   $  679,007    $  685,376    $  685,376
     States, municipalities and
       political subdivisions...........      125,967       133,093       133,093
     Foreign-government.................       30,253        31,765        31,765
     Foreign-other......................       85,889        89,380        89,380
     Public utilities...................      305,652       313,906       313,906
     Convertibles and bonds with
       warrants attached................       41,146        47,253        47,253
     All other corporate bonds and
       notes............................      679,772       699,893       699,893
  Redeemable preferred stock............      351,824       371,329       371,329
                                           ----------    ----------    ----------
                                            2,299,510     2,371,995     2,371,995
                                           ----------    ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and
       political subdivisions...........       11,822        11,797        11,822
     Foreign-government.................      133,252       139,042       133,252
     Foreign-other......................       21,000        23,008        21,000
     Public utilities...................      296,456       309,920       296,456
     All other corporate bonds and
       notes............................      149,027       158,282       149,027
  Redeemable preferred stock............      142,006       149,410       142,006
                                           ----------    ----------    ----------
                                              753,563       791,459       753,563
                                           ----------    ----------    ----------
       Total fixed maturities...........    3,053,073     3,163,454     3,125,558
                                           ----------    ----------    ----------

Equity securities(1):
  Common stocks:
     Public utilities...................        3,333         5,339         5,339
     Banks, trusts and insurance
       companies........................       38,289        38,335        38,335
     Industrial and other...............      190,863       430,275       430,275
  Nonredeemable preferred stock.........      175,569       198,719       198,719
                                           ----------    ----------    ----------
                                              408,054       672,668       672,668
                                           ----------    ----------    ----------
Short-term investments(2)...............      551,093       551,093       551,093
                                           ----------    ----------    ----------
       Total investment portfolio.......   $4,012,220    $4,387,215    $4,349,319
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

                                 COST AND CARRYING
                                       VALUE
                                 -----------------
                                  (IN THOUSANDS)
Mortgage loans(3).............      $    17,465
Investments in real estate....          278,510

------------------
(1) Does not include investment in Zenith National Insurance Corp. which is accounted for by the equity method and which, as of December 31, 1995, had a carrying value of $156.4 million and a market value of $140.5 million. See '--Investee Company.'

(2) Includes cash of $50.8 million.

(3) In the Company's Consolidated Financial Statements, mortgage loans are included in other accounts and notes receivable.

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

     At December 31, 1995, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                              PERCENT
                                  CARRYING       MARKET      OF MARKET
                                   VALUE         VALUE         VALUE
                                 ----------    ----------    ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A......................   $1,921,040    $1,945,017        61%
BBB...........................      846,049       857,198        27
                                 ----------    ----------       ---
   Total investment grade.....    2,767,089     2,802,215        88
                                 ----------    ----------       ---
BB to B.......................      298,964       301,697        10
CCC to C......................           80            80        --
Non-rated.....................       59,425        59,462         2
                                 ----------    ----------       ---
   Total......................   $3,125,558    $3,163,454       100%
                                 ----------    ----------       ---
                                 ----------    ----------       ---

     Substantially all of the non-investment grade and non-rated fixed maturities are classified as 'available for sale' and, accordingly, are carried at quoted market value. All publicly traded investment grade securities are priced using the Merrill Lynch Matrix Pricing model, which model is one of the standard methods of pricing such securities in the industry. All publicly traded non-investment grade securities, except as indicated below, are priced from broker-dealers who make markets in these and other similar securities. For fixed maturities not publicly traded, prices are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. Upon sale, such prices may not be realized when the size of a particular investment in an issue is significant in relation to the total size of such issue. Non-investment grade securities that are thinly traded are priced using internally developed calculations. Such securities represent less than 1% of the Reliance Insurance Group's fixed maturities portfolio.

     Equity investments are made after an in-depth analysis of individual company's fundamentals by the Reliance Insurance Group's staff of investment professionals. They seek to identify equities of companies with strong growth prospects and equities that appear to be undervalued relative to the issuer's business fundamentals, such as earnings, cash flows, balance sheet and future prospects. Subsequent to purchase, the business fundamentals of each equity investment are carefully monitored.

     As of March 1, 1996, the Reliance Insurance Group owned 3,578,634 shares of common stock of Symbol Technologies, Inc. ('Symbol'), representing 13.9% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 1, 1996, the market value of the Reliance Insurance Group's investment in Symbol was $132,857,000 (based upon the closing price on such date as reported by the NYSE), with a cost basis of $27,252,000. The board of directors of Symbol includes certain executive officers of the Company.

     As of March 1, 1996, the Reliance Insurance Group owned 2,176,000 shares of Human Genome Sciences, Inc. ('Human Genome'), representing 12.0% of the then outstanding common stock of Human

Genome. Human Genome specializes in human genetic research designed to detect and treat human illnesses. As of March 1, 1996, the market value of the Reliance Insurance Group's investment in Human Genome was $84,864,000 (based upon the last reported sales price on such date as reported by the Nasdaq National Market), with a cost basis of $42,219,000.

     At December 31, 1995, the Company's real estate operations had holdings with a carrying value of $278.5 million, which includes nine shopping centers with an aggregate carrying value of $129.4 million, office buildings and other commercial properties with an aggregate carrying value of $87.9 million, and undeveloped land with a carrying value of $61.2 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio for each of the years ended December 31, 1995, 1994, and 1993:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1995           1994           1993
                                           ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)..................   $3,394,988     $3,213,556     $3,050,018
Net investment income...................      243,268        221,771        210,916
Realized gains..........................       10,521         16,556         59,252
Increase (decrease) in unrealized
  gains.................................      329,457       (342,676)        51,787
Average annual yield:
     Net investment income..............         7.17%          6.90%          6.92%
     Realized gains.....................         0.31           0.51           1.94
     Increase (decrease) in unrealized
       gains............................         9.70         (10.66)          1.70
                                           ----------     ----------     ----------
Return on fixed maturities..............        17.18%         (3.25)%        10.56%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Equity Securities(2):
Average investments(1)..................   $  600,206     $  540,139     $  622,435
Net investment income...................       19,317         26,251         28,259
Realized gains..........................       23,811          1,611         98,944
Increase (decrease) in unrealized
  gains.................................      182,507         (6,849)        (9,670)
Average annual yield:
     Net investment income..............         3.22%          4.86%          4.54%
     Realized gains.....................         3.97           0.30          15.89
     Increase (decrease) in unrealized
       gains............................        30.40          (1.27)         (1.55)
                                           ----------     ----------     ----------
Return on equity securities.............        37.59%          3.89%         18.88%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Total weighted average return on fixed
  maturities and equity securities(3)...        20.25%         (2.22)%        11.97%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------

------------------
(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1995, 1994 and 1993.

(2) Does not include investment in Zenith National Insurance Corp. See '--Investee Company.'

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1995 fixed maturity portfolio market value would be approximately 0.75%.

     The carrying value and market value at December 31, 1995 of fixed maturities for which interest is payable on a deferred basis was $100.2 million.

INVESTEE COMPANY

     As of March 1, 1996, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ('Zenith'), representing 37.0% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 1, 1996 the market value of the Reliance Insurance Group's investment in Zenith was $156,143,000 (based upon the closing price on such date as reported by the NYSE), with a carrying value of $156,404,000. Certain executive officers of the Company serve, at the Company's request, as directors of Zenith. The Company's investment in Zenith is accounted for by the equity method. See Note 3 to the Consolidated Financial Statements.

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

     In addition, other states may regulate licensed insurers as though they were domestic insurers for insurance holding company purposes. The State of California, for example, presently treats certain insurance subsidiaries of Reliance Insurance Company, which are not domiciled in California, as 'commercially domiciled' California insurers. As a result, such subsidiaries are required to comply with the holding company provisions of the California Insurance Code, certain of which provisions are more restrictive than the comparable law of the states of domicile of such subsidiaries. The California laws that limit the maximum amount of dividends which may be paid without approval by the California Insurance Department and specify the factors to be considered by the California Insurance Department to determine if the payment of a dividend is reasonable in relation to an insurance company's outstanding liabilities and financial needs are substantially the same as the laws of the states of domicile of such subsidiaries of Reliance Insurance Company that are 'commercially domiciled' California insurers.

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

     Total common stock dividends paid by Reliance Insurance Company during 1995, 1994 and 1993 were $111.5 million, $111.5 million and $130.6 million, respectively. During 1996, $165.4 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

     There is no assurance that Reliance Insurance Company will meet the test in effect from time to time under Pennsylvania law for the payment of dividends without prior Insurance Department approval or that any requested approval will be obtained. Reliance Insurance Company has been advised by the Pennsylvania Insurance Department that any required prior approval will be based upon a solvency standard and will not be unreasonably withheld. Any significant limitation of Reliance Insurance Company's dividends would adversely affect the Company's ability to service its debt and to pay dividends on its common stock.

     The National Association of Insurance Commissioners (the 'NAIC') has a 'risk-based capital' requirement for the property and casualty insurance industry. 'Risk-based capital' refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have policyholders' surplus in excess of the minimum required risk-based capital.

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

     On November 28, 1994, Reliance Insurance Company and several of its affiliates received an order from the outgoing Insurance Commissioner ordering refunds totaling $72.3 million, inclusive of interest. On January 31, 1996, the Company reached a settlement with the California Department of Insurance resolving its total liability for refunds and interest under Proposition 103. The settlement requires the Company to pay $15.6 million in refunds and interest on certain policies issued or renewed between November 8, 1988 and November 7, 1989. Although the Company believes that the California Department of Insurance misapplied Proposition 103 as it relates to it, the Company agreed to the settlement to avoid prolonging the matter further. In the fourth quarter of 1995, the Company recorded a pre-tax charge of $4.0 million related to Proposition 103. The fourth quarter 1995 charge represents the difference between the settlement amount and the pre-tax charge of $11.6 million the Company had taken in the fourth quarter of 1994 to provide for Proposition 103 refunds and interest.

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

     Commonwealth/Transnation Title competes with other large national title insurance companies and with smaller, locally established businesses which may possess distinct competitive advantages. Competition in the title insurance business is based primarily on the quality and timeliness of service. In some market areas, abstracts and title opinions issued by attorneys are used as an alternative to title insurance and other services provided by title companies. In addition, certain jurisdictions have title registration systems which can lessen the demand for title insurance.

SALE OF NON-CORE OPERATIONS

     In July 1993, the Company completed the sale of its life insurance subsidiary, United Pacific Life Insurance Company. In the fourth quarter of 1992, the Company sold substantially all of the operating assets and insurance brokerage, employee benefits consulting and related services businesses of its insurance brokerage subsidiary, Frank B. Hall & Co. Inc. ('Hall'). Also in the fourth quarter of 1992, the Company sold its mortgage insurance subsidiary, Commonwealth Mortgage Assurance Corporation, through a public offering of 100% of the common stock of CMAC Investment Corporation.

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1995, the Company and its consolidated subsidiaries employed approximately 8,630 persons in approximately 460 offices.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company is contesting the allegations of the complaints in each pending action against it and believes, based on current knowledge and after consultation with counsel, that the resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements. In addition, the Company is subject to the litigation set forth below.

     In June 1989, Hall, the predecessor corporation of Prometheus Funding Corp., a subsidiary of the Company ('Prometheus'), entered into a settlement agreement, which is subject to court approval, with the Superintendent of Insurance of the State of New York (the 'Superintendent'), arising out of the insolvency of Union Indemnity Insurance Company of New York, Inc. ('Union Indemnity'). The settlement agreement was submitted to the court for approval in October 1989 and objections were filed by various parties. The Superintendent has informed Prometheus that he intends to pursue court approval of the settlement. The settlement agreement will not become effective until final approval by the court and there is no assurance that such approval will be obtained.

     See Note 15 to the Consolidated Financial Statements for additional information concerning the above referenced legal proceedings affecting the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Item 4 is not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     As of March 1, 1996, all 1,000 shares of Reliance Financial's common stock are held of record by Reliance Group Holdings and are not publicly traded. See the information in 'Market and Dividend Information for Common Stock' on page 31 of the Reliance Financial 1995 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Item 6 is not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in 'Reliance Financial Services Corporation and Subsidiaries Financial Review' on pages 26 through 31 of the Reliance Financial 1995 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 1 through 24 of the Reliance Financial 1995 Annual Report, which information is incorporated herein by reference, are listed in Item 14 below.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Financial Services Corporation and Subsidiaries, which appear on pages 1 through 24 of the Reliance Financial 1995 Annual Report, are incorporated herein by reference.

                                                               PAGE REFERENCE
                                                             -------------------
                                                                           1995
                                                                          ANNUAL
                                                             FORM 10-K    REPORT
                                                             ---------    ------
RELIANCE GROUP HOLDINGS, INC. AND SUBSIDIARIES:
  Independent Auditors' Report............................      A-1        25
  Consolidated Financial Statements at December 31, 1995
     and 1994 and for the three years ended December 31,
     1995:
       Statement of Income................................                  1
       Balance Sheet......................................                  2
       Statement of Changes in Shareholder's Equity.......                  3
       Statement of Cash Flows............................                  4
       Notes to Financial Statements (1-17)...............                5-24

    2. FINANCIAL STATEMENT SCHEDULES.

I  -- Summary of Investments -- Other Than Investments in       A-2
       Related Parties....................................
II -- Condensed Financial Information of the Registrant at
       December 31, 1995 and 1994 and for the three years
       ended December 31, 1995:
      Statement of Income.................................      A-3
      Balance Sheet.......................................      A-4
      Statement of Cash Flows.............................      A-5
III-- Supplementary Insurance Information.................      A-6
IV -- Reinsurance.........................................      A-7
VI -- Supplemental Information Concerning Property and
       Casualty Insurance Operations......................      A-8

     Pursuant to Rule 1-02(w) of Regulation S-X, Reliance Insurance Group's investment in Zenith National Insurance Corp. met the definition of a 'significant subsidiary' in 1993 and 1994. Zenith National Insurance Corp. files financial statements with the Securities and Exchange Commission which should be referred to for additional information.

    3. EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.1 Reliance Financial's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-458933).

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

    10.3 Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    10.4 Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

    10.5   Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

    13.1   Reliance Financial 1995 Annual Report.

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

 + Schedule P from the statutory reports of Zenith National Insurance Corp.,
   37.0% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** Incorporated by reference to Exhibit 28.1 to the Reliance Group Holdings
   Annual Report on Form 10-K for the year ended Decembr 31, 1995.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MARCH, 1996.

                                          RELIANCE GROUP HOLDINGS, INC.

                                          BY:         SAUL P. STEINBERG
                                             -------------------------------
                                                      SAUL P. STEINBERG
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURES                         TITLE                         DATE
----------------------  ----------------------------------------  --------------
  SAUL P. STEINBERG     Chairman of the Board, Principal          March 27, 1996
----------------------    Executive Officer and Director
  SAUL P. STEINBERG

   GEORGE E. BELLO      Principal Accounting Officer              March 27, 1996
----------------------    and Director
   GEORGE E. BELLO

  LOWELL C. FREIBERG    Principal Financial Officer               March 27, 1996
----------------------    and Director
  LOWELL C. FREIBERG

   GEORGE R. BAKER      Director                                  March 27, 1996
----------------------
   GEORGE R. BAKER

   DENNIS A. BUSTI      Director                                  March 27, 1996
----------------------
   DENNIS A. BUSTI

  THOMAS P. GERRITY     Director                                  March 27, 1996
----------------------
  THOMAS P. GERRITY

      SIGNATURES                         TITLE                         DATE
----------------------  ----------------------------------------  --------------
   JEWELL J. MCCABE     Director                                  March 27, 1996
----------------------
   JEWELL J. MCCABE

   IRVING SCHNEIDER     Director                                  March 27, 1996
----------------------
   IRVING SCHNEIDER

 BERNARD L. SCHWARTZ    Director                                  March 27, 1996
----------------------
 BERNARD L. SCHWARTZ

  RICHARD E. SNYDER     Director                                  March 27, 1996
----------------------
  RICHARD E. SNYDER

                        Director                                  March 27, 1996
----------------------
THOMAS J. STANTON, JR.

 ROBERT M. STEINBERG    Director                                  March 27, 1996
----------------------
 ROBERT M. STEINBERG

  JAMES E. YACOBUCCI    Director                                  March 27, 1996
----------------------
  JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
Reliance Financial Services Corporation
New York, New York

We have audited the consolidated financial statements of Reliance Financial Services Corporation (a subsidiary of Reliance Group Holdings, Inc.) and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 26, 1996 (which report includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 109); such financial statements and report are included in your 1995 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Financial Services Corporation, listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 1996

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             COLUMN A                  COLUMN B      COLUMN C        COLUMN D
--------------------------------------------------------------------------------
                                                                 AMOUNT AT WHICH
                                                                  SHOWN IN THE
        TYPE OF INVESTMENT               COST         VALUE       BALANCE SHEET
--------------------------------------------------------------------------------
(In thousands)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and
       government agencies and
       authorities.................   $  679,007    $  685,376      $   685,376
     States, municipalities and
       political subdivisions......      125,967       133,093          133,093
     Foreign--government...........       30,253        31,765           31,765
     Foreign--other................       85,889        89,380           89,380
     Public utilities..............      305,652       313,906          313,906
     Convertibles and bonds with
       warrants attached...........       41,146        47,253           47,253
     All other corporate bonds and
       notes.......................      679,772       699,893          699,893
  Redeemable preferred stocks......      351,824       371,329          371,329
                                      ----------    ----------    -------------
                                       2,299,510     2,371,995        2,371,995
                                      ----------    ----------    -------------
Fixed maturities held for
  investment:
  Bonds and notes:
     States, municipalities and
       political subdivisions......       11,822        11,797           11,822
     Foreign--government...........      133,252       139,042          133,252
     Foreign--other................       21,000        23,008           21,000
     Public utilities..............      296,456       309,920          296,456
     All other corporate bonds and
       notes.......................      149,027       158,282          149,027
  Redeemable preferred stocks......      142,006       149,410          142,006
                                      ----------    ----------    -------------
                                         753,563       791,459          753,563
                                      ----------    ----------    -------------

Equity securities:
  Common stocks:
     Public utilities..............        3,333         5,339            5,339
     Banks, trusts and insurance
       companies...................       38,289        38,335           38,335
     Industrial and other..........      190,863       430,275          430,275
  Nonredeemable preferred stocks...      175,569       198,719          198,719
                                      ----------    ----------    -------------
                                         408,054       672,668          672,668
                                      ----------    ----------    -------------
Short-term investments.............      500,284       500,284          500,284
                                      ----------    ----------    -------------
Cash...............................       50,809        50,809           50,809
                                      ----------    ----------    -------------
                                                    $4,387,215
                                                    ----------
                                                    ----------
Mortgage loans(1)..................       17,465                         17,465
Investments in real estate.........      278,510                        278,510
                                      ----------                  -------------
                                      $4,308,195                    $ 4,645,294
                                      ----------                  -------------
                                      ----------                  -------------

(1) In the consolidated financial statements, mortgage loans are included in other accounts and notes receivable.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF INCOME

YEAR ENDED DECEMBER 31                    1995        1994        1993
----------------------------------------------------------------------
(In thousands)
REVENUES:
Dividends from subsidiaries........   $111,467    $111,467    $130,639
Interest and other income,
  principally from affiliates......     20,821      15,136      18,560
                                      --------    --------    --------
                                       132,288     126,603     149,199
                                      --------    --------    --------
EXPENSES:
Interest...........................     15,811      15,244      18,423
General and administrative.........      1,191       2,051         537
                                      --------    --------    --------
                                        17,002      17,295      18,960
                                      --------    --------    --------
                                       115,286     109,308     130,239
Income tax (provision) benefit.....       (859)        760         140
                                      --------    --------    --------
INCOME BEFORE EQUITY IN
  SUBSIDIARIES AND INVESTEE
  COMPANY..........................    114,427     110,068     130,379
Equity in subsidiaries (net income
  less dividends received).........     58,056      18,992      42,529
Equity in investee company.........      7,792       9,478      12,441
Loss on disposal of discontinued
  operations of investee company...     (4,497)         --          --
                                      --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE.............    175,778     138,538     185,349
Extraordinary item--early
  extinguishment of debt...........     (3,363)         --      (3,666)
Cumulative effect of change in
  accounting for subsidiaries'
  income taxes.....................         --          --      24,335
                                      --------    --------    --------
NET INCOME.........................   $172,415    $138,538    $206,018
                                      --------    --------    --------
                                      --------    --------    --------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

BALANCE SHEET

ASSETS                  DECEMBER 31         1995          1994
--------------------------------------------------------------
(Dollars in thousands, except
per-share amount)
Cash...............................   $       39    $    8,923
Investments in subsidiaries........    1,388,975     1,051,404
Notes receivable from parent
  company..........................      184,108       187,065
Other assets.......................       14,443        19,238
                                      ----------    ----------
                                      $1,587,565    $1,266,630
                                      ----------    ----------
                                      ----------    ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
--------------------------------------------------------------
Accounts payable and accrued
  expenses.........................   $    2,122    $    2,137
Federal income taxes due to parent
  company..........................       18,866        19,818
Term loans and short-term debt.....      158,500       100,000
Debentures and notes...............       40,318        80,596
                                      ----------    ----------
                                         219,806       202,551
                                      ----------    ----------

Contingencies and commitments

Shareholder's equity:
  Common stock, par value $.10
     per-share, 1,000 shares
     authorized, issued and
     outstanding...................           --            --
  Additional paid-in capital.......      678,349       678,502
  Retained earnings (including
     undistributed net income of
     subsidiaries of $328,356 and
     $267,005).....................      496,839       434,676
  Net unrealized gain (loss) on
     investments of subsidiaries...      219,356       (27,881)
  Net unrealized loss on foreign
     currency translation of
     subsidiaries..................      (26,785)      (21,218)
                                      ----------    ----------
                                       1,367,759     1,064,079
                                      ----------    ----------
                                      $1,587,565    $1,266,630
                                      ----------    ----------
                                      ----------    ----------

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                     1995         1994         1993
-------------------------------------------------------------------------
(In thousands)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income.........................   $ 172,415    $ 138,538    $ 206,018
Equity in undistributed net income
  of subsidiaries and investee
  company..........................     (61,351)     (28,470)     (79,305)
Other--net.........................       3,574          821        3,319
                                      ---------    ---------    ---------
                                        114,638      110,889      130,032
                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital contribution to
  subsidiary.......................     (33,631)     (15,000)      (5,000)
Other--net.........................          --           --          755
                                      ---------    ---------    ---------
                                        (33,631)     (15,000)      (4,245)
                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Decrease (increase) in notes
  receivable from parent
  company--net.....................       2,957      (17,365)     (14,212)
Increase (decrease) in term loans
  and short-term debt--net.........      58,500       (5,000)     105,000
Repurchases of debentures..........     (40,348)      (9,125)     (80,060)
Debt issuance costs................      (1,000)          --       (6,750)
Dividends..........................    (110,000)     (85,187)    (100,064)
                                      ---------    ---------    ---------
                                        (89,891)    (116,677)     (96,086)
                                      ---------    ---------    ---------
Increase (decrease) in cash........      (8,884)     (20,788)      29,701
Cash, beginning of year............       8,923       29,711           10
                                      ---------    ---------    ---------
Cash, end of year..................   $      39    $   8,923    $  29,711
                                      ---------    ---------    ---------
                                      ---------    ---------    ---------

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

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
   COLUMN A      COLUMN B    COLUMN C     COLUMN D     COLUMN E    COLUMN F    COLUMN G    COLUMN H    COLUMN I    COLUMN J
----------------------------------------------------------------------------------------------------------------------------
                                                                                         AMORTIZATION
                                                                                              OF
                 DEFERRED     UNPAID                                            POLICY     DEFERRED
                  POLICY    CLAIMS AND                                NET     CLAIMS AND    POLICY       OTHER
                ACQUISITION   RELATED     UNEARNED     PREMIUMS    INVESTMENT SETTLEMENT  ACQUISITION  INSURANCE   PREMIUMS
    SEGMENT        COSTS     EXPENSES     PREMIUMS      EARNED      INCOME     EXPENSES      COSTS     EXPENSES     WRITTEN
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
YEAR ENDED
  DECEMBER 31,
  1995:

Property and
  casualty.....  $194,648   $ 5,859,352  $ 1,299,465  $ 1,774,591  $247,343   $ 1,201,959  $411,979   $197,112   $ 1,779,040
                                                                                                                 -----------
                                                                                                                 -----------
Title..........        --       240,777           --      671,947    27,946        58,486        --    629,051
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 $194,648   $ 6,100,129  $ 1,299,465  $ 2,446,538  $275,289   $ 1,260,445  $411,979   $826,163
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
Year Ended
  December 31,
  1994:

Property and
  casualty.....  $181,938   $ 5,581,483  $ 1,288,454  $ 1,777,318  $232,299   $ 1,297,093  $387,924   $183,755   $ 1,764,290
                                                                                                                 -----------
                                                                                                                 -----------
Title..........        --       228,063           --      856,774    26,613        75,867        --    776,149
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 $181,938   $ 5,809,546  $ 1,288,454  $ 2,634,092  $258,912   $ 1,372,960  $387,924   $959,904
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------

Year Ended
  December 31,
  1993:

Property and
  casualty.....  $178,129   $ 5,048,442  $ 1,276,331  $ 1,571,539  $226,517   $ 1,235,594  $327,437   $174,609   $ 1,770,597
                                                                                                                 -----------
                                                                                                                 -----------
Title..........        --       204,695           --      893,364    24,282        81,803        --    780,138
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 $178,129   $ 5,253,137  $ 1,276,331  $ 2,464,903  $250,799   $ 1,317,397  $327,437   $954,747
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------
                 ---------  -----------  -----------  -----------  ---------  -----------  ---------  ---------

                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

REINSURANCE

------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                 COLUMN A             COLUMN B      COLUMN C     COLUMN D      COLUMN E      COLUMN F
------------------------------------------------------------------------------------------------------
                                                     CEDED        ASSUMED                   PERCENTAGE
                                                      TO           FROM                     OF AMOUNT
                                       GROSS         OTHER         OTHER         NET         ASSUMED
                                       AMOUNT      COMPANIES     COMPANIES      AMOUNT       TO NET
------------------------------------------------------------------------------------------------------
(Dollars in thousands)
YEAR ENDED DECEMBER 31, 1995:
Premiums:
  Property and casualty............   $2,707,978    $1,284,023    $ 350,636    $1,774,591      19.76%
  Title............................      671,222         1,649        2,374       671,947        .35
                                      ----------    ----------    ---------    ----------
                                      $3,379,200    $1,285,672    $ 353,010    $2,446,538      14.43
                                      ----------    ----------    ---------    ----------
                                      ----------    ----------    ---------    ----------
Year Ended December 31, 1994:
Premiums:
  Property and casualty............   $2,630,549    $1,198,629    $ 345,398    $1,777,318      19.43
  Title............................      854,679         1,370        3,465       856,774        .40
                                      ----------    ----------    ---------    ----------
                                      $3,485,228    $1,199,999    $ 348,863    $2,634,092      13.24
                                      ----------    ----------    ---------    ----------
                                      ----------    ----------    ---------    ----------
Year Ended December 31, 1993:
Premiums:
  Property and casualty............   $2,531,478    $1,264,361    $ 304,422    $1,571,539      19.37
  Title............................      891,843         1,411        2,932       893,364        .33
                                      ----------    ----------    ---------    ----------
                                      $3,423,321    $1,265,772    $ 307,354    $2,464,903      12.47
                                      ----------    ----------    ---------    ----------
                                      ----------    ----------    ---------    ----------

                                                                     SCHEDULE VI
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
   COLUMN A       COLUMN B      COLUMN C      COLUMN D      COLUMN E     COLUMN F     COLUMN G          COLUMN H
----------------------------------------------------------------------------------------------------------------------
                                                                                                       CLAIMS AND
                                 UNPAID                                                           SETTLEMENT EXPENSES
                  DEFERRED       CLAIMS                                                           INCURRED RELATED TO
  AFFILIATION      POLICY         AND         DISCOUNT                                  NET       --------------------
     WITH        ACQUISITION    RELATED     DEDUCTED IN     UNEARNED      EARNED     INVESTMENT    CURRENT      PRIOR
  REGISTRANT        COSTS       EXPENSES    COLUMN C (a)    PREMIUMS     PREMIUMS      INCOME        YEAR       YEARS
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Consolidated
  subsidiaries:
YEAR ENDED
  DECEMBER 31,
  1995.........   $  194,648   $5,859,352     $235,664     $1,299,465   $1,774,591    $ 247,343   $1,163,447   $38,512
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
Year Ended
  December 31,
  1994.........   $  181,938   $5,581,483     $245,737     $1,288,454   $1,777,318    $ 232,299   $1,274,649   $22,444
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
Year Ended
  December 31,
  1993.........   $  178,129   $5,048,442     $284,681     $1,276,331   $1,571,539    $ 226,517   $1,195,425   $40,169
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------
                 -----------   ----------   ------------   ----------   ----------   ----------   ----------   -------

------------------------------------------------------
------------------------------------------------------
   COLUMN A        COLUMN I      COLUMN J     COLUMN K
------------------------------------------------------
                 AMORTIZATION      PAID
                 OF DEFERRED      CLAIMS
  AFFILIATION       POLICY         AND
     WITH        ACQUISITION    SETTLEMENT    PREMIUMS
  REGISTRANT         COST        EXPENSES     WRITTEN
------------------------------------------------------
(In thousands)
Consolidated
  subsidiaries:
YEAR ENDED
  DECEMBER 31,
  1995.........    $411,979     $1,140,537   $1,779,040
                 ------------   ----------   ----------
                 ------------   ----------   ----------
Year Ended
  December 31,
  1994.........    $387,924     $1,102,499   $1,764,290
                 ------------   ----------   ----------
                 ------------   ----------   ----------
Year Ended
  December 31,
  1993.........    $327,437     $1,006,659   $1,770,597
                 ------------   ----------   ----------
                 ------------   ----------   ----------

(a) Liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns are discounted to present values using statutory annual rates ranging from 3 1/2% to 6% in 1995 and 1994 and 3% to 6% in 1993. Discount shown relates to net liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns.

                                 EXHIBIT INDEX

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                      DESCRIPTION OF EXHIBIT                      NUMBER
-------  ------------------------------------------------------------ ----------
    3.1 Reliance Financial's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-458933).

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

   10.3  Employee Benefit Agreement, dated July 24, 1992, among
         Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

   10.4  Amendment, dated November 2, 1992, to Exhibit 10.1
         (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

   10.5 Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).

   13.1  Reliance Financial 1995 Annual Report.

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

 + Schedule P from the statutory reports of Zenith National Insurance Corp.,
   37.0% of the outstanding common stock of which is owned by the Reliance Insurance Group, is omitted herefrom as such Schedule P is filed directly with the Securities and Exchange Commission.

** Incorporated by reference to Exhibit 28.1 to the Reliance Group Holdings
   Annual Report on Form 10-K for the year ended Decembr 31, 1995.