Form 10-Q
period 1996-03-31
RELIANCE FINANCIAL SERVICES CORP
filed 1996-05-15
CIK 83047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

   ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ To _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of May 1, 1996, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

            RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                        Page
                                                                         No.
                                                                        ----



PART I.    FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Consolidated Statement of Income for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)............................  2

      Consolidated Balance Sheet at March 31, 1996 (Unaudited) and
         December 31, 1995..............................................  3

      Consolidated Statement of Changes in Shareholder's Equity for the
         Quarter Ended March 31, 1996 (Unaudited).......................  4

      Consolidated Condensed Statement of Cash Flows for the Quarters
         Ended March 31, 1996 and 1995 (Unaudited)......................  5

      Notes to Consolidated Financial Statements (Unaudited)............  6

   Item 2.  Management's Discussion and Analysis of the Consolidated
               Statement of Income......................................  8


PART II. OTHER INFORMATION, AS APPLICABLE............................... 12

SIGNATURES.............................................................. 13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



Quarter Ended March 31                                    1996           1995
================================================================================
(In thousands)

Revenues:
Premiums earned ..................................     $ 609,867      $ 604,666
Net investment income ............................        70,717         69,378
Gain on sales of investments .....................         4,468          8,286
Interest income from parent company ..............         4,954          4,917
Other ............................................        37,549         37,817
                                                       ---------      ---------

                                                         727,555        725,064
                                                       ---------      ---------
Claims and expenses:
Policy claims and settlement expenses ............       316,707        323,755
Policy acquisition costs .........................        95,570         93,305
Interest .........................................         5,124          5,835
Other insurance expenses .........................       209,925        202,099
Other ............................................        37,146         37,922
                                                       ---------      ---------

                                                         664,472        662,916
                                                       ---------      ---------
Income before income taxes and equity in
    investee company .............................        63,083         62,148
Provision for income taxes .......................       (19,700)       (19,500)
Equity in investee company .......................         2,024          1,754
                                                       ---------      ---------

Net income .......................................     $  45,407      $  44,402
                                                       =========      =========





See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                   March 31    December 31
ASSETS                                                                 1996           1995
==========================================================================================
(Dollars in thousands, except per-share amount)
Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $761,188 and $791,459)  ..............   $   752,643    $   753,563
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,472,939 and $2,299,510) ..........     2,469,489      2,371,995
     Equity securities - at quoted market (cost $444,882
        and $408,054)  ......................................       726,763        672,668
     Short-term investments .................................       188,374        500,284
Cash ........................................................        40,811         50,848
Premiums receivable .........................................     1,199,470      1,075,226
Other accounts and notes receivable .........................       142,185        130,555
Reinsurance recoverables ....................................     3,256,107      3,163,073
Federal and foreign income taxes, including deferred taxes ..         9,091          9,784
Notes receivable from parent company ........................       192,114        184,108
Investments in real estate - at cost, less accumulated
     depreciation ...........................................       277,381        278,510
Investment in investee company ..............................       158,205        156,404
Deferred policy acquisition costs ...........................       203,760        194,648
Other assets ................................................       336,683        354,254
                                                                -----------    -----------

                                                                $ 9,953,076    $ 9,895,920
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
==========================================================================================

Unearned premiums ...........................................   $ 1,395,123    $ 1,299,465
Unpaid claims and related expenses ..........................     6,120,121      6,100,129
Accounts payable and accrued expenses .......................       513,394        586,902
Reinsurance ceded premiums payable ..........................       342,361        325,246
Senior reset notes ..........................................        40,321         40,318
Term loans and short-term debt ..............................       184,887        176,101
                                                                -----------    -----------

                                                                  8,596,207      8,528,161
                                                                -----------    -----------

Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per-share, 1,000 shares

        authorized, issued and outstanding ..................          --             --
     Additional paid-in capital .............................       677,287        678,349
     Retained earnings ......................................       522,246        496,839
     Net unrealized gain on investments .....................       182,348        219,356
     Net unrealized loss on foreign currency translation ....       (25,012)       (26,785)
                                                                -----------    -----------

                                                                  1,356,869      1,367,759
                                                                -----------    -----------

                                                                $ 9,953,076    $ 9,895,920
                                                                ===========    ===========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)


                                                                                                              Net
                                                                                                       Unrealized
                                                                                            Net           Loss on
                                                Additional                           Unrealized           Foreign
                                    Common         Paid-In        Retained              Gain on          Currency    Shareholder's
                                     Stock         Capital        Earnings          Investments       Translation           Equity
==================================================================================================================================
(In thousands)
Balance, January 1, 1996 ....... $       -   $     678,349   $     496,839        $     219,356     $     (26,785)     $ 1,367,759

Transactions of investee
     company ...................                    (1,062)                               1,722                                660

Net income .....................                                    45,407                                                  45,407

Dividends ......................                                   (20,000)                                                (20,000)

Depreciation after deferred
     income taxes ..............                                                        (38,730)                           (38,730)

Foreign currency translation ...                                                                            1,773            1,773
                                 ---------   -------------   -------------        -------------     --------------     -----------

Balance, March 31, 1996 ........ $       -   $     677,287   $     522,246        $     182,348     $     (25,012)     $ 1,356,869
                                 =========   =============   =============        =============     ==============     ===========







See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                                   1996         1995
===========================================================================================
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES .........................   $ (62,946)   $ (43,376)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale ......     263,753      128,922
Proceeds from sales of fixed maturities held for investment .....        --         14,419
Proceeds from redemptions of fixed maturities available for sale       18,073        4,224
Proceeds from redemptions of fixed maturities held for investment      22,421          439
Proceeds from sales of equity securities ........................      81,805       64,415
Decrease in short-term investments - net ........................     313,538       55,494
Purchases of fixed maturities available for sale ................    (456,544)     (56,821)
Purchases of fixed maturities held for investment ...............     (21,545)     (33,965)
Purchases of equity securities ..................................    (143,816)     (59,848)
Other - net .....................................................      (5,556)     (20,176)
                                                                    ---------    ---------

                                                                       72,129       97,103
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company ................      (8,006)      (9,122)
Increase in term loans ..........................................      20,816       25,069
Decrease in short-term debt - net ...............................      (1,908)     (11,257)
Repayments of term loans ........................................     (10,122)     (22,620)
Debt issuance costs .............................................        --           (356)
Dividends .......................................................     (20,000)     (20,000)
                                                                    ---------    ---------

                                                                      (19,220)     (38,286)
                                                                    ---------    ---------

Increase (decrease) in cash .....................................     (10,037)      15,441
Cash, beginning of period .......................................      50,848       46,814
                                                                    ---------    ---------

Cash, end of period .............................................   $  40,811    $  62,255
                                                                    =========    =========

Supplemental disclosures of cash flow information:

Interest paid ...................................................   $   3,100    $   2,000
                                                                    =========    =========


Income taxes refunded (paid) ....................................   $  (1,500)   $   1,100
                                                                    =========    =========


See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1996, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.0 million for the quarter ended March 31, 1996 compared to $1.8 million in the corresponding 1995 period.

Summarized financial information for Zenith National Insurance Corp. is as follows:

Quarter Ended March 31                                    1996         1995
- ---------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues........................................     $ 134,548    $ 127,336
Income from continuing operations before
   income taxes.................................        18,914        6,372
Net income......................................        12,400        6,900
Net income per-share............................          0.70         0.36

3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                          Quarter Ended March 31
                         ------------------------------------------------------

                                   1996                         1995
                         ------------------------------------------------------
                          Premiums      Premiums       Premiums       Premiums
                          Written        Earned         Written        Earned
                         ---------      ---------      ---------      ---------
Direct .............     $ 774,655      $ 713,714      $ 683,908      $ 681,275
Assumed ............        96,495         73,542        111,369         81,865
Ceded ..............      (395,667)      (347,455)      (334,358)      (311,335)
                         ---------      ---------      ---------      ---------

Net Premiums .......     $ 475,483      $ 439,801      $ 460,919      $ 451,805
                         =========      =========      =========      =========


The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                        Quarter Ended March 31
                                                       ------------------------
                                                         1996           1995
                                                       ---------      ---------
Gross ............................................     $ 464,763      $ 510,470
Reinsurance recoveries ...........................      (162,622)      (200,004)
                                                       ---------      ---------

Net policy claims and settlement expenses ........     $ 302,141      $ 310,466
                                                       =========      =========

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
STATEMENT OF INCOME

================================================================================

OVERVIEW

The Company had income from operations, before gains on sales of investments, of $42.5 million in the first quarter of 1996 compared to $39.0 million in the corresponding 1995 period. The increase in operating income reflects stronger results in title insurance operations. Net income in the first quarter of 1996 was $45.4 million, which included after-tax gains on sales of investments of $2.9 million, compared to $44.4 million in the first quarter of 1995, which included after-tax gains on sales of investments of $5.4 million.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $475.5 million and $439.8 million in the first quarter of 1996 compared to $460.9 million and $451.8 million in the corresponding 1995 period. The increase in net written premiums reflects growth in multiple peril and commercial automobile lines partially offset by a decline in the general liability line.

Property and casualty underwriting results remain strong. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.9% in the first quarter of 1996 compared to 101.4% in the corresponding 1995 period. The underwriting loss for the first three months of 1996 was $10.1 million compared to $5.2 million in the corresponding 1995 period. The increase in underwriting loss reflects lower underwriting profits in workers' compensation. Underwriting results in 1996 also reflect an increase in underwriting losses in fire and allied, as well as ocean and inland marine lines, resulting, in part, from harsh winter conditions. These results were partially offset by improved underwriting results in the multiple peril line.

The Company's liability for property and casualty loss reserves (net of reinsurance recoverables) was $3.19 billion at March 31, 1996. Included in the net liability for loss reserves at March 31, 1996 are $133.0 million of loss reserves pertaining to asbestos-related and environmental pollution claims. In view of recent developments in the insurance industry with regard to reserves for asbestos-related and environmental pollution claims, the Company is currently updating its analysis of loss reserves for asbestos-related and environmental pollution claims, which it anticipates will be completed during the second quarter of 1996.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $63.4 million during the three-month period ending March 31, 1996 from $62.4 million in the corresponding 1995 period. This increase resulted from growth in the size of the fixed maturity investment portfolio offset, in part, by the effects of lower interest rates.

Gain on sales of investments was $4.0 million in the first quarter of 1996 and $8.1 million in the corresponding 1995 period.

TITLE INSURANCE OPERATIONS

Premiums and fees increased in the first quarter of 1996 to $170.1 million from $152.9 million in the corresponding quarter of 1995 reflecting growth in residential resale and refinancing activity. The higher levels of refinancing activity resulted from the lower mortgage interest rates available during early 1996.

Agency commissions were $75.8 million during the three-month period ended March

31, 1996 compared to $75.2 million in the corresponding 1995 period. Other expenses were $83.8 million in the first quarter of 1996 compared to $75.6 million in the corresponding 1995 period. The increase in other expenses resulted from growth in direct title insurance premiums. The expense ratio of the title insurance operations (which includes agency commissions) was 93.0% in the first quarter of 1996 compared to 98.2% in the corresponding 1995 period. The improvement in the expense ratio resulted from the increase in direct title insurance premiums. The provision for claim losses was $14.6 million in the first three months of 1996 compared to $13.3 million in the first three months of 1995.

INVESTMENT PORTFOLIO

At March 31, 1996, the Company's investment portfolio aggregated $3.90 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The Company holds virtually no investments in commercial real estate mortgages in its investment portfolio. Purchases of fixed maturity securities are researched individually based on in-depth analysis and objective predetermined investment criteria and the portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $318.9 million (9% of the fixed income portfolio) and $46.7 million (1% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $37.5 million in the first quarter of 1996 compared to $37.8 million in the first quarter of 1995, which included $7.2 million related to certain consulting operations which were sold in the second quarter of 1995. Excluding revenues pertaining to operations sold, revenues increased 22.6% in the first quarter of 1996 compared to the corresponding 1995 period resulting from continued growth in the information technology business. RCG's operating expenses were $36.6 million in the first quarter of 1996 compared to $36.8 million in the corresponding 1995 period which included $6.6 million related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other expenses in the accompanying consolidated statement of income.

At March 31, 1996, the Company's real estate operations had holdings with a carrying value of $277.4 million, which includes nine shopping centers with an aggregate carrying value of $129.0 million, office buildings and other commercial properties, with an aggregate carrying value of $86.8 million, and undeveloped land with a carrying value of $61.6 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.0 million in the first quarter of 1996 compared to $1.8 million in the corresponding 1995 period from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The increase in equity income reflects Zenith's improved property and casualty underwriting results.

OTHER MATTERS

A subsidiary of the Company, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At March 31, 1996, the partnership's total outstanding debt was $172.5 million. As of March 31, 1996, the Company guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company or Reliance Group Holdings, Inc. The Company receives a fee of .5% per annum on the average outstanding debt covered by the guarantee.

The National Association of Insurance Commissioners has a risk-based capital requirement for the property and casualty insurance industry. Risk-based capital refers to the determination of the amount of statutory capital required for an insurer based on the risks assumed by the insurer (including, for example, investment risks, credit risks relating to reinsurance recoverables and underwriting risks) rather than just the amount of net premiums written by the insurer. A formula that applies prescribed factors to the various risk elements in an insurer's business is used to determine the minimum statutory capital requirement for the insurer. An insurer having less statutory capital than the formula calculates would be subject to varying degrees of regulatory intervention, depending on the level of capital inadequacy. All of the Company's statutory insurance companies have statutory capital in excess of the minimum required risk-based capital.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

- ---------------------------------------------------------------------------


         Item 6.  Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                  27. Financial Data Schedule.

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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

                                         RELIANCE FINANCIAL SERVICES CORPORATION
                                         ---------------------------------------
                                                       (Registrant)


Date:    May 13, 1996                    /s/ George E. Bello
                                         ---------------------------------------
                                         George E. Bello
                                         Executive Vice President and Controller
                                         (Chief Accounting Officer)