Form 10-Q
period 1996-06-30
RELIANCE FINANCIAL SERVICES CORP
filed 1996-08-14
CIK 83047

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   ---                THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
As of August 1, 1996, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                          Page
                                                                           No.

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Consolidated Statement of Operations for the Quarters and Six-Month
         Periods Ended June 30, 1996 and 1995 (Unaudited).................  2

      Consolidated Balance Sheet at June 30, 1996 (Unaudited) and
         December 31, 1995................................................  3

      Consolidated Statement of Changes in Shareholder's Equity for the
         Six-Month Period Ended June 30, 1996 (Unaudited).................  4

      Consolidated Condensed Statement of Cash Flows for the Six-Month
         Periods Ended June 30, 1996 and 1995 (Unaudited).................  5

      Notes to Consolidated Financial Statements (Unaudited)..............  6

   Item 2.  Management's Discussion and Analysis of the Consolidated
               Statement of Operations ...................................  8

PART II. OTHER INFORMATION, AS APPLICABLE................................. 12

SIGNATURES................................................................ 13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                Quarter Ended              Six Months Ended
                                                                      June 30                       June 30
                                                           1996          1995           1996           1995
============================================================================================================
(In thousands)
Revenues:
Premiums earned................................       $ 636,752     $ 599,957     $1,246,619     $1,204,623
Net investment income..........................          70,443        66,362        141,160        135,740
Gain on sales of investments...................          18,936         7,669         23,404         15,955
Interest income from parent company............           5,144         5,362         10,098         10,279
Other..........................................          40,048        40,657         77,597         78,474
                                                      ---------     ---------     ----------     ----------
                                                        771,323       720,007      1,498,878      1,445,071
                                                      ---------     ---------     ----------     ----------
Claims and expenses:
Policy claims and settlement expenses..........         440,360       304,809        757,067        628,564
Policy acquisition costs.......................         104,449       106,068        200,019        199,373
Interest.......................................           5,084         5,458         10,208         11,293
Other insurance expenses.......................         230,246       200,744        440,171        402,843
Other..........................................          39,573        36,941         76,719         74,863
                                                      ---------     ---------     ----------     ----------
                                                        819,712       654,020      1,484,184      1,316,936
                                                      ---------     ---------     ----------     ----------
Income (loss) before income taxes and equity
    in investee company........................         (48,389)       65,987         14,694        128,135
Income tax (provision) benefit.................          19,800       (22,000)           100        (41,500)
Equity in investee company.....................           2,912         2,399          4,936          4,153
                                                      ---------     ---------     ----------     ----------
Income (loss) before extraordinary item........         (25,677)       46,386         19,730         90,788
Extraordinary item - early extinguishment
    of debt....................................               -        (3,363)             -         (3,363)
                                                      ---------     ---------     ----------     ----------
Net income (loss)..............................       $ (25,677)    $  43,023     $   19,730     $   87,425
                                                      =========     =========     ==========     ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     June 30    December 31
ASSETS                                                                  1996           1995
===========================================================================================
(Dollars in thousands, except per-share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $771,303 and $791,459)................    $   773,314    $   753,563
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,445,725 and $2,299,510............      2,423,934      2,371,995
     Equity securities - at quoted market (cost $434,755
        and $408,054)........................................        710,652        672,668
     Short-term investments..................................        256,452        500,284
Cash.........................................................         39,880         50,848
Premiums receivable..........................................      1,228,956      1,075,226
Other accounts and notes receivable..........................        133,304        130,555
Reinsurance recoverables.....................................      3,365,620      3,163,073
Federal and foreign income taxes, including deferred taxes...         49,315          9,784
Notes receivable from parent company.........................        199,826        184,108
Investments in real estate - at cost, less accumulated
     depreciation............................................        276,342        278,510
Investment in investee company...............................        158,247        156,404
Deferred policy acquisition costs............................        207,315        194,648
Other assets.................................................        336,368        354,254
                                                                 -----------     ----------
                                                                 $10,159,525     $9,895,920
                                                                 ===========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
===========================================================================================

Unearned premiums............................................    $ 1,396,879     $1,299,465
Unpaid claims and related expenses...........................      6,324,153      6,100,129
Accounts payable and accrued expenses........................        571,785        586,902
Reinsurance ceded premiums payable...........................        354,347        325,246
Senior reset notes...........................................         40,324         40,318
Term loans and short-term debt...............................        193,171        176,101
                                                                 -----------     ----------
                                                                   8,880,659      8,528,161
                                                                 -----------     ----------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per-share, 1,000 shares
        authorized, issued and outstanding...................           --             --
     Additional paid-in capital..............................        678,201        678,349
     Retained earnings.......................................        461,569        496,839
     Net unrealized gain on investments......................        164,087        219,356
     Net unrealized loss on foreign currency translation.....        (24,991)       (26,785)
                                                                 -----------     ----------
                                                                   1,278,866      1,367,759
                                                                 -----------     ----------
                                                                 $10,159,525     $9,895,920
                                                                 ===========     ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                         Net
                                                                                                  Unrealized
                                                                                        Net          Loss on
                                              Additional                         Unrealized          Foreign
                                  Common         Paid-In       Retained             Gain on         Currency    Shareholder's
                                   Stock         Capital       Earnings         Investments      Translation           Equity
=============================================================================================================================
(In thousands)
Balance, January 1, 1996 ...... $      -    $    678,349   $    496,839       $     219,356    $     (26,785)     $ 1,367,759

Transactions of investee
     company ..................                     (148)                              (562)                             (710)

Net income ....................                                  19,730                                                19,730

Dividends .....................                                 (55,000)                                              (55,000)

Depreciation after deferred
     income taxes .............                                                     (54,707)                          (54,707)

Foreign currency translation ..                                                                        1,794            1,794
                                --------    ------------   ------------       -------------    -------------      -----------
Balance, June 30, 1996 ........ $      -    $    678,201   $    461,569       $     164,087    $     (24,991)     $ 1,278,866
                                ========    ============   ============       =============    =============      ===========


See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


Six Months Ended June 30                                                 1996         1995
============================================================================================
(In thousands)
CASH FLOWS USED BY OPERATING ACTIVITIES ............................  $ (20,837)   $ (89,432)
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale .........    526,810      265,736
Proceeds from sales of fixed maturities held for investment ........         -        14,419
Proceeds from redemptions of fixed maturities available for sale ...     45,317       18,060
Proceeds from redemptions of fixed maturities held for investment ..     24,790          667

Proceeds from sales of equity securities ...........................    214,307      170,522
Decrease in short-term investments - net ...........................    250,256        4,760
Purchases of fixed maturities available for sale ...................   (724,354)    (110,903)
Purchases of fixed maturities held for investment ..................    (42,976)     (57,413)
Purchases of equity securities .....................................   (202,061)    (128,745)
Other - net.........................................................    (28,549)         948
      ---------    ---------
                                                                         63,540      178,051
      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company ...................    (15,718)        (643)
Increase in term loans .............................................     30,894      110,146
Decrease in short-term debt - net ..................................     (3,606)     (11,474)
Repayments of term loans ...........................................    (10,241)     (42,741)
Repurchases of senior reset notes ..................................         --      (40,348)
Debt issuance costs ................................................         --       (1,000)
Dividends ..........................................................    (55,000)     (55,000)
Redemption of redeemable preferred stock of a subsidiary ...........         --      (23,769)
                      ---------    ---------
                                                        (53,671)     (64,829)
                      ---------    ---------

Increase (decrease) in cash ........................................    (10,968)      23,790
Cash, beginning of period ..........................................     50,848       46,814
                      ---------    ---------
Cash, end of period ................................................  $  39,880    $  70,604
      =========    =========

Supplemental disclosures of cash flow information:

Interest paid ......................................................  $   7,800    $   8,300
      =========    =========

Income taxes paid ..................................................  $  14,700    $  24,300
      =========    =========

                See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1996, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.   EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.9 million and $4.9 million for the second quarter and first six months of 1996 compared to $2.4 million and $4.2 million in the corresponding 1995 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:



Six Months Ended June 30                          1996            1995
===========================================================================================================
(In thousands, except per-share amounts)
Revenues ............................................$ 268,227      $  258,010
Income from continuing operations
  before income taxes ...............................      35,065          17,975
Net income...........................................      23,100          17,100
Net income per-share.................................        1.30             .91

3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

Caption>
                                                                    Six Months Ended June 30
                                                                    ------------------------
                                                           1996                                1995
                                                           ----                                ----
                         Premiums          Premiums           Premiums          Premiums
                          Written            Earned            Written            Earned
                                                    -------            ------            -------            ------

     Direct   ..........................        $ 1,464,406       $ 1,394,503        $ 1,322,851       $ 1,323,347
     Assumed  ..........................            181,028           163,302            201,811           188,878
     Ceded    ..........................           (730,179)         (678,993)          (619,607)         (617,862)
                                                -----------       -----------        -----------       -----------
     Net Premiums.......................        $   915,255       $   878,812        $   905,055       $   894,363
                                                ===========       ===========        ===========       ===========



The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                 Six Months Ended
                                                     June 30
   -----------------------------
                                                        1996            1995
                                                   -------------   -------------
Gross......................................        $ 1,120,321     $ 1,004,698
 Reinsurance recoveries.....................          (395,067)       (403,186)
                                                   ------------      ----------

Net policy claims and settlement expenses...       $    725,254     $   601,512
                                                   ============     ===========

For the six months ended June 30, 1996, gross policy claims and settlement expenses include a charge of $134.5 million and net policy claims and settlement expenses include a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

OVERVIEW

The Company had a loss from operations, before gains on sales of investments, of $38.0 million and income from operations of $4.5 million in the second quarter and first six months of 1996. These results include a second quarter after-tax charge of $87.1 million to increase property and casualty insurance net loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years. This charge more than offset the otherwise positive underwriting results of the Company's property and casualty insurance operations and the improved results of its title insurance operations. Excluding the effects of this charge, income from operations was $49.1 million and $91.6 million in the quarter and six months ended June 30, 1996 compared to $39.7 million and $78.7 million in the corresponding 1995 periods. After-tax gains on sales of investments were $12.3 million and $15.2 million in the second quarter and first six months of 1996 compared to $6.7 million and $12.1 million in the corresponding 1995 periods, which included a second quarter gain of $1.7 million related to the sale of certain consulting operations.


For the second quarter and first six months of 1996, the Company had a net loss of $25.7 million and net income of $19.7 million, respectively. Net income was $43.0 million and $87.4 million in the second quarter and first six months of 1995. In the second quarter of 1995, the early extinguishment of debt resulted in an extraordinary loss of $3.4 million.


PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and six months ended June 30, 1996 were $439.8 million and $915.3 million compared to $444.1 million and $905.1 million in the corresponding 1995 periods. The decline in net premiums written in the second quarter of 1996, when compared to the corresponding 1995 period, primarily reflects lower net premiums in workers' compensation business resulting from the shift by insureds to high deductibles, captive insurance programs and other arrangements that reduce net premium retention, as well as a decline in premiums in the general liability line. These declines were partially offset by growth in commercial automobile and reinsurance lines. Net premiums earned in the quarter and six months ended June 30,1996 were $439.0 million and $878.8 million compared to $442.6 million and $894.4 million in the corresponding 1995 periods.

Underwriting losses for the second quarter and first six months of 1996 were $140.7 million and $150.8 million. Included in the 1996 underwriting results is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in 1987 and prior years. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed an extensive and detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's best estimate of its ultimate losses, based on the most current information and actuarial methodologies available.

Excluding the effects of this pretax charge, underwriting losses were $6.7 million and $16.8 million in the second quarter and first six months of 1996 compared to $7.9 million and $13.1 million in the corresponding prior-year periods. Underwriting results in the second quarter of 1996, when compared to the corresponding 1995 period, reflect improvements in general liability and fire and allied lines offset by increased underwriting losses in the commercial automobile line. Underwriting results for the first six months of 1996 reflect losses resulting from the harsh winter conditions in the first quarter. For the second quarter and first six months of 1996, the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 131.6% and 116.8% (101.1% and 101.6% excluding the effects of the $134.0 million pretax charge) compared to 101.3% in both the second quarter and first six months of 1995.



PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $63.0 million and $126.3 million in the three-month and six-month periods ended June 30,1996 from $59.5 million and $121.9 million in the corresponding 1995 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments increased to $19.9 million and $23.8 million in the second quarter and first six months of 1996 from $7.7 million and $15.7 million in the corresponding 1995 periods, reflecting increased gains on sales of equity securities.


TITLE INSURANCE OPERATIONS

Premiums and fees in the second quarter and first six months of 1996 were $197.7 million and $367.8 million compared to $157.4 million and $310.3 million in the corresponding 1995 periods. The increase in premium and fees in 1996 resulted from growth in residential resale and refinancing activity as well as increased commercial real estate transactions.

As a result of increased agency revenues, agency commissions in the second quarter and first six months of 1996 increased to $88.7 million and $164.5 million from $71.3 million and $146.5 million in the corresponding 1995 periods. Other expenses were $90.9 million and $174.7 million in the second quarter and first half of 1996 compared to $77.9 million and $153.5 million in the corresponding 1995 periods. The expense ratios of the title insurance operations (which includes agent commissions) were 90.2% and 91.5% in the second quarter and first six months of 1996 compared to 93.6% and 96.2% in the corresponding 1995 periods. The improvement in the expense ratios resulted from the increase in direct title insurance premiums. The provision for claim losses was $17.2 million and $31.8 million in the three-month and six-month periods ended June 30, 1996 compared to $13.8 million and $27.1 million in the corresponding 1995 periods.


INVESTMENT PORTFOLIO

At June 30, 1996, the Company's investment portfolio aggregated $3.95 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $420.7 million (12% of the fixed income portfolio) and $47.6 million (1% of the fixed income portfolio), respectively. At December 31, 1995, the carrying values of non-investment grade and non-rated securities were $299.0 million (8% of the fixed income portfolio) and $64.4 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.


OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $40.0 million and $77.6 million in the second quarter and first half of 1996 compared to $40.7 million and $78.5 million in the corresponding 1995 periods, which included $7.4 million and $14.5 million, respectively, related to certain consulting operations which were sold in the second quarter of 1995. The sale of these operations resulted in a pretax gain of $2.6 million. Excluding revenues pertaining to operations sold, revenues increased 20.2% and 21.4% in the second quarter and first six months of 1996 compared to the corresponding 1995 periods, resulting from continued growth in the information technology business. RCG's operating expenses were $39.2 million and $75.8 million in the second quarter and first half of 1996 compared to $36.3 million and $73.2 million in the corresponding 1995 periods, which included $4.4 million and $11.0 million, respectively, related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other expenses in the accompanying consolidated statement of operations.

At June 30, 1996, the Company's real estate operations had holdings with a carrying value of $276.3 million, which includes nine shopping centers with an aggregate carrying value of $128.3 million, office buildings and other commercial properties, with an aggregate carrying value of $86.1 million, and undeveloped land with a carrying value of $61.9 million.


EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.9 million and $4.9 million in the second quarter and the first six months of 1996 compared to $2.4 million and $4.2 million in the corresponding 1995 periods from the Company's investment in Zenith National Insurance Corp. ("Zenith"). These increases reflect Zenith's improved property and casualty underwriting results.


OTHER MATTERS

A subsidiary of the Company, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties.

At June 30, 1996, the partnership's total outstanding debt was $171.9 million. As of June 30, 1996, the Company guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company or Reliance Group Holdings, Inc. The Company receives a fee of .5% per annum on the average outstanding debt covered by the guarantee.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.      OTHER INFORMATION
================================================================================


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          27.  Financial Data Schedule

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RELIANCE FINANCIAL SERVICES CORPORATION
                                        (Registrant)


Date:         August 13, 1996           /s/ George E. Bello
              ---------------           ---------------------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)