Form 10-Q
period 1996-09-30
RELIANCE FINANCIAL SERVICES CORP
filed 1996-11-14
CIK 83047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   -----            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

                                       OR

   -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

As of November 1, 1996, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

           RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                  I N D E X

                                                                            Page
                                                                             No.
                                                                            ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Consolidated Statement of Income for the Quarters and Nine-Month
         Periods Ended September 30, 1996 and 1995 (Unaudited)..........     2

      Consolidated Balance Sheet at September 30, 1996 (Unaudited) and
         December 31, 1995..............................................     3

      Consolidated Statement of Changes in Shareholder's Equity for the
         Nine-Month Period Ended September 30, 1996 (Unaudited).........     4

      Consolidated Condensed Statement of Cash Flows for the Nine-Month
         Periods Ended September 30, 1996 and 1995 (Unaudited)..........     5

      Notes to Consolidated Financial Statements (Unaudited)............     6

   Item 2.  Management's Discussion and Analysis of the Consolidated
               Statement of Income .....................................     8


PART II. OTHER INFORMATION, AS APPLICABLE...............................    13

SIGNATURES..............................................................    14

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                         Quarter Ended              Nine Months Ended
                                                         September 30                 September 30
                                                       1996         1995           1996           1995
==========================================================================================================
(In thousands)
Revenues:
Premiums earned .................................   $   661,980  $   618,831    $ 1,908,599    $ 1,823,454
Net investment income ...........................        72,040       68,727        213,200        204,467
Gain on sales of investments ....................        16,542       10,187         39,946         26,142
Interest income from parent company .............         5,437        5,166         15,535         15,445
Other ...........................................        41,608       36,512        119,205        114,986
                                                    -----------  -----------    -----------    -----------

                                                        797,607      739,423      2,296,485      2,184,494
                                                    -----------  -----------    -----------    -----------
Claims and expenses:
Policy claims and settlement expenses ...........       326,612      319,068      1,083,679        947,632
Policy acquisition costs ........................       101,521      102,172        301,540        301,545
Interest ........................................         5,316        5,280         15,524         16,573
Other insurance expenses ........................       238,010      206,623        678,181        609,466
Other ...........................................        41,479       35,388        118,198        110,251
                                                    -----------  -----------    -----------    -----------

                                                        712,938      668,531      2,197,122      1,985,467
                                                    -----------  -----------    -----------    -----------
Income before income taxes and equity
    in investee company .........................        84,669       70,892         99,363        199,027
Provision for income taxes ......................       (26,900)     (22,500)       (26,800)       (64,000)
Equity in investee company ......................         2,488        2,072          7,424          6,225
                                                    -----------  -----------    -----------    -----------

Income from continuing operations ...............        60,257       50,464         79,987        141,252
Loss on disposal of discontinued operations of
    investee company ............................          --         (4,497)          --           (4,497)
                                                    -----------  -----------    -----------    -----------

Income before extraordinary item ................        60,257       45,967         79,987        136,755
Extraordinary item - early extinguishment
    of debt......................................          --           --             --           (3,363)
                                                    -----------  -----------    -----------    -----------

Net income ......................................   $    60,257  $    45,967    $    79,987    $   133,392
                                                    ===========  ===========    ===========    ===========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                September 30    December 31
ASSETS                                                                  1996           1995
===========================================================================================
(Dollars in thousands, except per-share amount)
Marketable securities:
   Fixed maturities held for investment - at amortized cost
     (quoted market $776,759 and $791,459) ..................   $    776,457    $   753,563
   Fixed maturities available for sale - at quoted market
     (amortized cost $2,530,735 and $2,299,510) .............      2,528,576      2,371,995
   Equity securities - at quoted market (cost $424,039
     and $408,054) ..........................................        688,917        672,668
   Short-term investments ...................................        266,575        500,284
Cash ........................................................         32,725         50,848
Premiums receivable .........................................      1,214,318      1,075,226
Other accounts and notes receivable .........................        133,215        130,555
Reinsurance recoverables ....................................      3,646,711      3,163,073
Federal and foreign income taxes, including deferred taxes ..         27,817          9,784
Notes receivable from parent company ........................        199,099        184,108
Investments in real estate - at cost, less accumulated
   depreciation .............................................        275,940        278,510
Investment in investee company ..............................        157,698        156,404
Deferred policy acquisition costs ...........................        214,100        194,648
Other assets ................................................        362,316        354,254
                                                                ------------    -----------

                                                                $ 10,524,464    $ 9,895,920
                                                                ============    ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
===========================================================================================
Unearned premiums ...........................................   $  1,542,129    $ 1,299,465
Unpaid claims and related expenses ..........................      6,498,610      6,100,129
Accounts payable and accrued expenses .......................        565,530        586,902
Reinsurance ceded premiums payable ..........................        362,130        325,246
Senior reset notes ..........................................         40,327         40,318
Term loans and short-term debt ..............................        192,581        176,101
                                                                ------------    -----------

                                                                   9,201,307      8,528,161
                                                                ------------    -----------

Contingencies and commitments

Shareholder's equity:
   Common stock, par value $.10 per-share, 1,000 shares

     authorized, issued and outstanding .....................           --             --
   Additional paid-in capital ...............................        677,954        678,349
   Retained earnings ........................................        501,826        496,839
   Net unrealized gain on investments .......................        168,801        219,356
   Net unrealized loss on foreign currency translation ......        (25,424)       (26,785)
                                                                ------------    -----------

                                                                   1,323,157      1,367,759
                                                                ------------    -----------
                                                                $ 10,524,464    $ 9,895,920
                                                                ============    ===========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                            Net
                                                                                     Unrealized
                                                                             Net        Loss on
                                            Additional                Unrealized        Foreign
                                  Common       Paid-In    Retained       Gain on        Currency   Shareholder's
                                   Stock       Capital    Earnings   Investments     Translation          Equity
=================================================================================================================
(In thousands)

Balance, January 1, 1996........  $     -  $   678,349   $  496,839   $   219,356    $   (26,785)   $  1,367,759

Transactions of investee
     company ...................                  (395)                    (1,646)                        (2,041)

Net income......................                             79,987                                       79,987

Dividends.......................                            (75,000)                                     (75,000)

Depreciation after deferred
     income taxes...............                                          (48,909)                       (48,909)

Foreign currency translation....                                                           1,361           1,361
                                  -------- ------------  -----------  -----------     ----------    -------------

Balance, September 30, 1996.....  $     -  $   677,954   $  501,826   $   168,801     $  (25,424)   $  1,323,157
                                  ======== ============  ===========  ===========     ==========    =============

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30                                         1996         1995
===========================================================================================
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES ............................   $  79,632    $  16,816
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed maturities available for sale ......     561,938      358,728
Proceeds from sales of fixed maturities held for investment .....      28,910       39,218
Proceeds from redemptions of fixed maturities available for sale       88,505       20,640
Proceeds from redemptions of fixed maturities held for investment      28,602       17,811
Proceeds from sales of equity securities ........................     283,607      350,508
Decrease (increase) in short-term investments - net .............     244,423     (209,403)
Purchases of fixed maturities available for sale ................    (881,509)    (256,386)
Purchases of fixed maturities held for investment ...............     (75,431)     (95,012)
Purchases of equity securities ..................................    (263,559)    (146,126)
Other - net .....................................................     (36,806)     (11,954)
                                                                    ---------    ---------

                                                                      (21,320)      68,024
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in notes receivable from parent company .....     (14,991)      13,229
Increase in term loans ..........................................      40,977      120,222
Decrease in short-term debt - net ...............................      (2,058)     (11,179)
Repayments of term loans ........................................     (25,363)     (67,862)
Repurchases of senior reset notes ...............................        --        (40,348)
Debt issuance costs .............................................        --         (1,000)
Dividends .......................................................     (75,000)     (75,000)
Redemption of redeemable preferred stock of a subsidiary ........        --        (23,769)
                                                                    ---------    ---------

                                                                      (76,435)     (85,707)
                                                                    ---------    ---------

Decrease in cash ................................................     (18,123)        (867)
Cash, beginning of period .......................................      50,848       46,814
                                                                    ---------    ---------

Cash, end of period .............................................   $  32,725    $  45,947
                                                                    =========    =========

Supplemental disclosures of cash flow information:


Interest paid ...................................................   $  10,800    $  11,600
                                                                    =========    =========

Income taxes paid ...............................................   $  23,500    $  42,700
                                                                    =========    =========


See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at September 30, 1996, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1995) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. ("Zenith") was $2.5 million and $7.4 million for the third quarter and first nine months of 1996 compared to $2.1 million and $6.2 million in the corresponding 1995 periods. In addition, in the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million on the disposal of discontinued life insurance operations by Zenith.

Summarized financial information for Zenith is as follows:

   Nine Months Ended September 30                       1996           1995
   ------------------------------------------------------------------------
   (In thousands, except per-share amounts)

   Revenues....................................    $ 405,293     $  388,328
   Income from continuing operations
      before income taxes .....................       48,811         26,449
   Loss on disposal of discontinued operations.            -        (19,000)
   Net income..................................       32,200          5,300
   Net income per-share........................         1.81            .29

3.   REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                    Nine Months Ended September 30
                          --------------------------------------------------

                                    1996                      1995
                          -----------------------  -------------------------
                            Premiums     Premiums     Premiums    Premiums
                             Written       Earned      Written      Earned
                          ----------  -----------  -----------   -----------

   Direct..............   $2,242,993  $ 2,135,825  $ 2,027,009   $ 2,027,769
   Assumed.............      248,527      244,052      264,566       268,665
   Ceded...............   (1,105,855)  (1,047,258)    (928,255)     (954,874)
                          ----------  -----------  -----------   -----------

   Net premiums........   $1,385,665  $ 1,332,619  $ 1,363,320   $ 1,341,560
                          ==========  ===========  ===========   ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                       Nine Months Ended
                                                         September 30
                                                       1996           1995
                                                   -----------    -----------
   Gross.......................................    $ 1,707,396    $ 1,472,419
   Reinsurance recoveries......................       (671,178)      (566,697)
                                                   -----------    -----------

   Net policy claims and settlement expenses...    $ 1,036,218    $   905,722
                                                   ===========    ===========

For the nine months ended September 30, 1996, gross policy claims and settlement expenses include a charge of $134.5 million and net policy claims and settlement expenses include a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
STATEMENT OF INCOME
------------------------------------------------------------------------------

OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $49.5 million in the third quarter of 1996 compared to $43.8 million in the corresponding 1995 period. The improved results reflect increased title insurance operating income and the continued strong performance of the property and casualty insurance operations. The Company had income from continuing operations of $54.0 million for the first nine months of 1996, which included a second quarter after-tax charge of $87.1 million to increase property and casualty insurance net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. Excluding the effects of this charge, income from continuing operations increased to $141.1 million for the first nine months of 1996 from $122.6 million in the corresponding prior year period reflecting improved results in title insurance operations and the continued strong performance of the property and casualty insurance operations. After-tax gains on sales of investments were $10.8 million and $26.0 million in the third quarter and first nine months of 1996 compared to $6.6 million and $18.7 million in the corresponding 1995 periods.

Net income was $60.3 million and $80.0 million in the third quarter and first nine months of 1996 compared to $46.0 million and $133.4 million in the corresponding 1995 periods. In the third quarter and first nine months of 1995, the Company recognized an after-tax loss of $4.5 million on the disposal of discontinued life insurance operations by Zenith National Insurance Corp. ("Zenith"), an investee company. In the first nine months of 1995, the early extinguishment of debt resulted in an after-tax extraordinary loss of $3.4 million.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and nine months ended September 30, 1996 were $470.4 million and $1.39 billion compared to $458.3 million and $1.36 billion in the corresponding 1995 periods. The increase in net premiums written in 1996 reflects increases in commercial multiple peril, surety, reinsurance and ocean and inland marine lines of business partially offset by lower net premiums in workers' compensation business resulting from the shift by insureds to captive insurance programs and other arrangements that reduce net premium retention. Net premiums earned in the quarter and nine months ended September 30, 1996 were $453.8 million and $1.33 billion compared to $447.2 million and $1.34 billion in the corresponding 1995 periods.

Underwriting loss for the third quarter of 1996 was $10.8 million compared to $10.9 million in the corresponding period of 1995. Underwriting results reflect improvements in general liability, commercial multiple peril and reinsurance lines offset by continued but lower profits from workers' compensation business and an increase in losses from catastrophes.

Underwriting loss for the first nine months of 1996 was $161.6 million compared to $24.0 million in the corresponding 1995 period. Included in the underwriting results for the first nine months of 1996, is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed an extensive and detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's best estimate of its ultimate losses, based on the most current information and actuarial methodologies available.

For the third quarter and first nine months of 1996, the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 101.7% and 111.7% (101.6% for the first nine months of 1996 excluding the effects of the $134.0 million pretax charge) compared to 101.8% and 101.5% in the corresponding prior year periods.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $64.2 million and $190.5 million in the three-month and nine-month periods ended September 30, 1996 from $61.7 million and $183.7 million in the corresponding 1995 periods. These increases resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments increased to $15.7 million and $39.6 million in the third quarter and first nine months of 1996 from $10.1 million and $25.9 million in the corresponding 1995 periods. Gains on sales of investments in 1996 primarily resulted from sales of equity securities.

TITLE INSURANCE OPERATIONS

Premiums and fees in the third quarter and first nine months of 1996 were $208.2 million and $576.0 million compared to $171.6 million and $481.9 million in the corresponding 1995 periods. The increase in premiums and fees in 1996 resulted from growth in residential resale and new home sale activity as well as increased commercial real estate transactions.

As a result of increased agency revenues, agency commissions in the third quarter and first nine months of 1996 increased to $98.7 million and $263.1 million from $75.0 million and $221.5 million in the corresponding 1995 periods. Other expenses were $88.8 million and $263.6 million in the third quarter and first nine months of 1996 compared to $81.6 million and $235.0 million in the corresponding 1995 periods. The expense ratios of the title insurance operations (which includes agent commissions) were 89.5% and 90.8% in the third quarter and first nine months of 1996 compared to 90.7% and 94.2% in the corresponding 1995 periods. The improvement in the expense ratios resulted from the increase in direct title insurance premiums and effective expense control. The provision for claim losses was $15.6 million and $47.5 million in the three-month and nine-month periods ended September 30, 1996 compared to $14.9 million and $41.9 million in the corresponding 1995 periods.

INVESTMENT PORTFOLIO

At September 30, 1996, the Company's investment portfolio aggregated $4.03 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At September 30, 1996, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $488.7 million (14% of the fixed income portfolio) and $80.7 million (2% of the fixed income portfolio), respectively. At December 31, 1995, the carrying values of non-investment grade and non-rated securities were $299.0 million (8% of the fixed income portfolio) and $64.4 million (2% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, provides technical services in the information technology and energy industries. RCG's revenues were $41.6 million and $119.2 million in the third quarter and first nine months of 1996 compared to $36.5 million and $115.0 million in the corresponding 1995 periods which included, in the first nine months of 1995, $14.5 million related to certain consulting operations which were sold in the second quarter of 1995. The sale of these operations resulted in a pretax gain of $2.6 million. The increase in revenues in 1996 resulted from continued growth in the information technology business. RCG's operating expenses were $41.1 million and $116.9 million in the third quarter and first nine months of 1996 compared to $34.9 million and $108.0 million in the corresponding 1995 periods which included, in the first nine months of 1995, $11.0 million related to the consulting operations sold during the second quarter of 1995. RCG's revenues and expenses are included in other revenues and other expenses in the accompanying consolidated statement of income.

At September 30, 1996, the Company's real estate operations had holdings with a carrying value of $275.9 million, which includes nine shopping centers with an aggregate carrying value of $127.8 million, office buildings and other commercial properties, with an aggregate carrying value of $86.0 million, and undeveloped land with a carrying value of $62.1 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.5 million and $7.4 million in the third quarter and the first nine months of 1996 compared to $2.1 million and $6.2 million in the corresponding 1995 periods from the Company's investment in

Zenith. These increases reflect Zenith's improved property and casualty insurance underwriting results.

OTHER MATTERS

The Company has a revolving credit facility with various banks providing for aggregate maximum outstanding borrowings of $100 million. At September 30, 1996, borrowings aggregating $31 million were outstanding under this facility. On November 8, 1996, the Company increased term loan borrowings by $25 million to $162.5 million. The additional borrowings were used to redeem all outstanding ($25 million face amount) 9.48% senior reset notes due 2000.

A subsidiary of the Company, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At September 30, 1996, the partnership's total outstanding debt was $172.6 million. As of September 30, 1996, the Company guaranteed $38 million of the partnership's outstanding debt which matures on December 29, 1996. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company or Reliance Group Holdings, Inc. The Company receives a fee of .5% per annum on the average outstanding debt covered by the guarantee.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         27.   Financial Data Schedule

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RELIANCE FINANCIAL SERVICES CORPORATION
                               (Registrant)


Date:    November 13, 1996     /s/ George E. Bello
         -----------------     ---------------------------------------
                               George E. Bello
                               Executive Vice President and Controller
                               (Chief Accounting Officer)