Form 10-K405
period 1996-12-31
RELIANCE FINANCIAL SERVICES CORP
filed 1997-03-24
CIK 83047

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ...................... TO  .....................

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
---------------------------------------  ---------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 1997, 1,000 shares of the common stock of Reliance Financial Services Corporation were outstanding, none of which were held by nonaffiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Reliance Financial Services Corporation 1996 Annual Report--Parts I, II and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Reliance Financial Services Corporation (the 'Company' or 'Reliance Financial') is a holding company whose principal business is the ownership of property and casualty and title insurance companies. The Company also owns an information technology consulting company.

     Reliance Insurance Company and its property and casualty insurance subsidiaries (the 'Reliance Property and Casualty Companies') underwrite a broad range of commercial lines of property and casualty insurance. Reliance Insurance Company has conducted business since 1817, making it one of the oldest property and casualty insurance companies in the United States. The Reliance Property and Casualty Companies consist of four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance. Reliance National offers a broad range of commercial property and casualty insurance products and services for large companies and specialty line customers. Reliance National selects market segments where it can provide specialized coverages and services, and it conducts business nationwide and in international markets. In 1996, Reliance National accounted for 45% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance offers commercial property and casualty insurance coverages primarily for mid-sized companies throughout the United States. Reliance Insurance also offers traditional and specialized coverages for more complex risks as well as insurance programs for groups with common insurance needs. In 1996, Reliance Insurance accounted for 38% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Surety is a leading writer of surety bonds and fidelity bonds in the United States. Reliance Reinsurance primarily provides casualty treaty and facultative reinsurance for small to medium sized regional and specialty insurance companies located in the United States. The Reliance Property and Casualty Companies accounted for $1.8 billion (70%) of the 1996 premiums earned by Reliance Insurance Company and its property and casualty and title insurance subsidiaries (the 'Reliance Insurance Group').

     Title insurance business is conducted by Commonwealth Land Title Insurance Company and Transnation Title Insurance Company and their respective subsidiaries ('Commonwealth/Transnation Title'). Commonwealth/Transnation Title is the third largest title insurance operation in the United States, in terms of 1995 total premiums and fees. Commonwealth/Transnation Title accounted for $780.2 million (30%) of the Reliance Insurance Group's 1996 premiums earned.

     The Company's Information technology consulting unit is RCG Information Technology, Inc. ('RCG Information Technology'), which had revenues of $136.7 million in 1996.

     Business segment information for the years ended December 31, 1996, 1995 and 1994 is set forth in Note 15 to the Company's consolidated financial statements (the 'Consolidated Financial Statements'), which segment information is included in the Company's 1996 Annual Report and incorporated herein by reference. All financial information in this Annual Report on Form 10-K is presented in accordance with generally accepted accounting principles ('GAAP') unless otherwise specified.

     The Company owns all of the common stock of Reliance Insurance Company. The common stock of Reliance Insurance Company is pledged to secure certain indebtedness. See Note 8 to the Consolidated Financial Statements. Reliance Insurance Company owns all of the common stock of Commonwealth Land Title Insurance Company, Transnation Title Insurance Company and RCG Information Technology. The Company is a wholly-owned subsidiary of Reliance Group Holdings, Inc. ('Reliance Group Holdings'). Approximately 45% of the common stock of Reliance Group Holdings, the only class of voting securities outstanding, is owned by Saul P. Steinberg, members of his family and affiliated trusts.

OPERATING UNITS

     Property and Casualty Insurance. The following table sets forth the amount of net premiums written in each line of business for the years ended December 31, 1996, 1995 and 1994 by the Reliance Property and Casualty Companies four principal operations: Reliance National, Reliance Insurance, Reliance Surety and Reliance Reinsurance.

                                              1996                                           1995                         1994
                          --------------------------------------------   --------------------------------------------   --------
                                                   RELIANCE                                       RELIANCE
                          RELIANCE   RELIANCE      SURETY/               RELIANCE   RELIANCE      SURETY/               RELIANCE
                          NATIONAL   INSURANCE   REINSURANCE    TOTAL    NATIONAL   INSURANCE   REINSURANCE    TOTAL    NATIONAL
                          --------   ---------   ------------   ------   --------   ---------   ------------   ------   --------
                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
General Liability.......    $368       $  99         $ --       $  467     $371       $  98         $ --       $  469     $347
Automobile..............      86         179           --          265       88         152           --          240      109
Workers' Compensation...     127         123           --          250      141         125           --          266      179
Multiple Peril..........      20         192           --          212       26         159           --          185       32
Surety..................      --          --          159          159       --          --          139          139       --
Reinsurance.............      --          --          151          151       --          --          119          119       --
Ocean and Inland
 Marine.................      83          46           --          129       66          53           --          119       44
Fire and Allied.........      22          42           --           64       34          34           --           68       26
Accident and Health.....      62          --           --           62       58          --           --           58       52
Involuntary.............      25          19           --           44       53          28           --           81       82
Other...................      41           2           --           43       27           8           --           35       19
                             ---         ---          ---       ------      ---         ---          ---       ------      ---
 Total..................    $834       $ 702         $310       $1,846     $864       $ 657         $258       $1,779     $890
                             ---         ---          ---       ------      ---         ---          ---       ------      ---
                             ---         ---          ---       ------      ---         ---          ---       ------      ---
Percent of Total........     45%         38%          17%         100%      49%         37%          14%         100%      50%
                             ---         ---          ---       ------      ---         ---          ---       ------      ---
                             ---         ---          ---       ------      ---         ---          ---       ------      ---



                                        RELIANCE
                          RELIANCE      SURETY/
                          INSURANCE   REINSURANCE    TOTAL
                          ---------   ------------   ------

General Liability.......    $  76         $ --       $  423
Automobile..............      135           --          244
Workers' Compensation...      134           --          313
Multiple Peril..........      148           --          180
Surety..................       --          118          118
Reinsurance.............       --          125          125
Ocean and Inland
 Marine.................       60           --          104
Fire and Allied.........       24           --           50
Accident and Health.....       --           --           52
Involuntary.............       32           --          114
Other...................       22           --           41
                              ---          ---       ------
 Total..................    $ 631         $243       $1,764
                              ---          ---       ------
                              ---          ---       ------
Percent of Total........      36%          14%         100%
                              ---          ---       ------
                              ---          ---       ------

     The following table sets forth underwriting results for the Reliance Property and Casualty Companies for the years ended December 31, 1996, 1995 and 1994.

                                  YEAR ENDED DECEMBER 31,
                            ------------------------------------
                              1996          1995          1994
                            --------      --------      --------
                                (IN MILLIONS, EXCEPT RATIOS)
Net premiums written...     $1,846.2      $1,779.0      $1,764.3
Underwriting loss(1)...        (38.4)(2)     (45.6)        (97.3)
Combined ratio.........        101.6%(2)     101.8%(3)     104.4%(3)

------------------
(1) Includes catastrophe losses (net of reinsurance) for the years ended December 31, 1996, 1995 and 1994 of $19.9 million, $25.7 million and $50.1 million, respectively.
(2) Excludes a charge of $134.0 million (7.4 combined ratio points) to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The actual underwriting loss was

    $172.4 million and the combined ratio was 109.0%.
(3) Excludes a charge of $4.0 million in 1995 and $11.6 million in 1994 pertaining to Proposition 103.

     The following table sets forth certain financial information of the Reliance Property and Casualty Companies based upon statutory accounting practices and common shareholder's equity of Reliance Insurance Company in thousands:

                                          STATUTORY ACCOUNTING                                  GAAP
               --------------------------------------------------------------------------   -------------
                                                      TOTAL                     POLICY-        COMMON
YEAR ENDED      PREMIUMS    UNEARNED      LOSS       ADMITTED       TOTAL       HOLDERS'    SHAREHOLDER'S
DECEMBER 31,    WRITTEN     PREMIUMS    RESERVES      ASSETS     LIABILITIES    SURPLUS*       EQUITY
------------   ----------   --------   ----------   ----------   -----------   ----------   -------------
1996........   $1,848,159   $885,799   $3,228,792   $5,669,276   $ 4,482,220   $1,187,056    $  1,410,484
1995........    1,769,064    841,127    3,102,688    5,538,533     4,410,197    1,128,336       1,404,781
1994........    1,773,196    833,643    3,033,016    5,296,931     4,388,393      908,538       1,076,840

------------------
* Includes Reliance Insurance Company's investment in title insurance operations of $199.6 million at December 31, 1996.

     The Reliance Property and Casualty Companies write insurance in every state of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. The Reliance Property and Casualty Companies also write insurance in the European Community through offices in the United Kingdom, the Netherlands, Sweden, Spain, Germany, in the Americas through offices in Canada, Mexico and Argentina and in the Pacific Rim through an office in Singapore. In 1996, California, New York, Texas and Florida accounted for approximately 15%, 10%, 7% and 6%, respectively, of direct premiums written. No other state accounted for more than 5% of direct premiums written by the Reliance Property and Casualty Companies. The Reliance Property and Casualty Companies write insurance through independent agents, program agents and brokers. No single insurance agent or broker accounts for 10% or more of the direct premiums written by the Reliance Property and Casualty Companies.

     A. M. Best & Company, Inc. ('Best'), publisher of Best's Insurance Reports, Property-Casualty, has assigned an 'A-(Excellent)' rating to the Reliance Property and Casualty Companies. Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. An 'A-(Excellent)' rating is assigned to those companies which have demonstrated excellent overall performance when compared to the norms of the property and casualty industry. Standard & Poor's ('S&P') has assigned an 'A' rating to the claims-paying ability of the Reliance Property and Casualty Companies. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. The Best and S&P ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security. Although the Best and S&P ratings of the Reliance Property and Casualty Companies are lower than those of many of the insurance companies with which the Reliance Property and Casualty Companies compete, management believes that the current ratings are adequate to enable the Reliance Property and Casualty Companies to compete successfully.

     Reliance National. Reliance National offers a broad range of commercial insurance products and services to selected segments of the property and casualty market which do not lend themselves to traditional insurance products and services. Reliance National selects market segments where it can provide specialized coverages and services, such as providing captive insurance arrangements to the alternative risk markets. In addition, Reliance National provides non-standard personal automobile insurance and certain traditional insurance products, including guaranteed cost workers' compensation insurance. In 1996, Reliance National accounted for 45% of the net premiums written by the Reliance Property and Casualty Companies. Reliance National, which conducts business nationwide, is headquartered in New York City and has offices in fifteen states. Reliance National also conducts business in the European Community through offices located in the United Kingdom, the Netherlands, Sweden, Spain and Germany, in the Americas through offices in Canada, Mexico and Argentina and in the Pacific Rim through an office in Singapore. Reliance National distributes its products through national and regional insurance brokers, program agents and, with respect to non-standard automobile insurance, independent insurance agents. Net premiums written by Reliance National were $833.7 million, $864.4 million and $889.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reliance National is organized into eight major divisions. Each division is comprised of one or more departments which focus on a particular type of business, program or market segment. Each department makes use of underwriters, actuaries and other professionals to market, structure and price its products. Reliance National's eight major divisions are:

     o Casualty Risk Services, Reliance National's largest division, provides workers' compensation, commercial automobile and general liability coverages to Fortune 1,000 companies, multinationals and the construction and transportation industries. These coverages are provided on a retrospectively rated and high deductible basis, and to the alternative risk markets on a captive insurance arrangement basis. This division also provides environmental pollution coverages (primarily on a claims made basis) for consultants, contractors, transporters and certain other insureds. In early 1997, this division began providing comprehensive insurance coverages for public and private entities engaged in the development of infrastructure projects outside of North America and guaranteed cost workers' compensation coverages.

     o International writes predominantly commercial casualty and property insurance products, including specialized coverages such as excess casualty, directors and officers liability and fidelity insurance, in certain international markets. This division also provides ocean marine coverages in domestic and certain international markets.


     o Excess and Surplus Lines primarily provides professional liability insurance to architects, engineers, lawyers, healthcare providers and other professionals, and excess and umbrella coverages.

     o Financial and Specialty Coverages provides aviation and space satellite risk coverages, as well as certain non-traditional insurance products.

     o Financial Products provides directors and officers liability insurance, errors and omissions insurance and fidelity and fiduciary coverages in the domestic market.

     o Accident and Health provides high limit disability, group accident, blanket special risk and medical excess of loss programs.

     o Property primarily provides commercial property coverage focusing on excess and specialty commercial property.

     o Non-Standard Automobile primarily provides non-standard personal automobile insurance for drivers unable to obtain insurance in the standard automobile insurance market. This division was formed in February of 1996 and had a minimal amount of net premiums written in 1996.

     Reliance National attempts to limit its exposure to losses through the use of claims-made policies, reinsurance and policies written on a loss sensitive basis, which include retrospectively rated and high deductible policies. Approximately 26% of Reliance National's net premiums written during 1996 were written on a 'claims-made' basis which provides coverage only for claims reported during the policy period or within an established reporting period, as opposed to 'occurrence' basis policies which provide coverage for events that occur during the policy period without regard for when the claim is reported. Claims-made policies mitigate the 'long tail' nature of the risks insured.

     Approximately 7% of Reliance National's net premiums written during 1996 were written on a retrospectively rated basis, whereby the insured effectively pays for a large portion or, in many cases, all of its losses. Approximately 14% of Reliance National's net premiums written during 1996 were written on a high deductible basis, whereby the insured pays for all of its losses up to the deductible amount. The use of high deductible policies results in lower premiums and losses for Reliance National as payments for losses made by an insured under a high deductible policy are not considered premiums or losses to an insurer. With retrospectively rated and high deductible policies, Reliance National provides insurance and loss control management services while reducing its underwriting risk. Reliance National assumes a credit risk in connection with retrospectively rated and high deductible policies and, therefore, insureds with such policies undergo extensive credit analysis by a centralized credit department that is independent from the underwriting process. Collateral in the form of bank letters of credit, trust accounts or cash is generally provided by the insured to cover a significant portion of Reliance National's credit exposure.

     To further limit exposures, the vast majority of Reliance National's net premiums written during 1996 were for policies with net retentions equal to or lower than $1.5 million per risk. By reinsuring a large proportion of its business, Reliance National seeks to limit its exposure to losses on each line of business it writes.

     Reliance Insurance. Reliance Insurance offers commercial lines property and casualty insurance products, primarily focusing on the diverse needs of mid-sized companies nationwide. Reliance Insurance distributes its products through approximately 2,600 independent agents, program agents and brokers. Reliance Insurance's insureds are primarily closely held companies with 100 to 1,000 employees and annual sales of $5 million to $300 million. Reliance Insurance underwrites a variety of commercial insurance coverages, including multiple peril, property, general liability, commercial automobile and workers' compensation. In 1996, Reliance Insurance accounted for 38% of the net premiums written by the Reliance Property and Casualty Companies. Reliance Insurance is headquartered in Philadelphia and operates in 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Net premiums written by Reliance Insurance were $702.2 million, $656.4 million and $631.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reliance Insurance is organized into the following three operating divisions:

     o The Commercial Accounts division focuses on accounts with annual premiums of up to $1 million. This division offers a broad range of traditional commercial coverages, primarily written on a guaranteed cost basis.

     o The Specialty division provides underwriting of excess and surplus coverages (generally with lower net retentions than for other commercial lines written by Reliance Insurance) for insureds with non-standard exposures. This division also provides property and liability insurance programs to homogeneous groups of insureds with particular insurance needs, such as auto rental companies, day care centers and municipalities. These programs are administered directly by Reliance Insurance or by independent program agents, with Reliance Insurance retaining authority for all underwriting and pricing decisions and handling claims and other services. When utilized, program agents market the programs, gather the initial underwriting data and, if authorized by Reliance Insurance, issue the policies.

     o The Large Accounts division focuses on casualty exposures of accounts with annual premiums in excess of $1 million where it is able to offer more flexible coverages through the use of retrospectively rated and high deductible policies. The Large Accounts division primarily provides workers' compensation insurance and approximately 69% of its business was written on a loss sensitive basis. Accounts with retrospectively rated and high deductible policies undergo extensive credit analysis by a centralized credit department and collateral in the form of bank letters of credit, trust accounts or cash collateral is generally provided by the insured to cover a significant portion of Reliance Insurance's credit exposure.

     The Commercial Accounts division and the Large Accounts division provide their products and services through a decentralized network of regional and branch offices. This organization allows the Commercial Accounts division and the Large Accounts division to place major responsibility and accountability for underwriting, sales, and customer service close to the insured. The Specialty division has three regional offices. Reliance Insurance manages its claims through a decentralized network of regional and branch offices, which allows the point of service to be close to the insured.

     Reliance Surety. Reliance Surety is a leading writer of surety and fidelity bonds in the United States. Reliance Surety concentrates on writing performance and payment bonds for contractors of public works projects, commercial real estate and multi-family housing. It also writes commercial surety, financial institution and commercial fidelity bonds. Reliance Surety performs extensive credit analysis on its clients, and actively manages claims to minimize losses and maximize recoveries. Reliance Surety has enjoyed long relationships with a large majority of the contractors and accounts it has insured. Reliance Surety's Firemark and Express Surety operations target smaller contractors and accounts, a market traditionally less fully serviced by national surety companies. Reliance Surety is headquartered in Philadelphia and conducts business nationwide through 32 branch offices and approximately 2,250 independent agents and brokers. Net premiums written by Reliance Surety were $159.2 million, $139.3 million and $118.0 million for the years 1996, 1995 and 1994, respectively.

     Surety bonds guarantee the payment or performance of one party (called the principal) to another party (called the obligee). This guarantee is typically evidenced by a written agreement by the surety (e.g., Reliance Surety) to discharge the payment or performance obligations of the principal pursuant to the underlying contract between the obligee and the principal. Fidelity bonds insure against losses arising from employee dishonesty. Financial institution fidelity bonds insure against losses arising from employee dishonesty and other specifically named theft and fraud perils.

     Reliance Reinsurance. Reliance Reinsurance provides casualty reinsurance on both a treaty (blocks of risk) and facultative (individual risks) basis and, to a lesser extent, property reinsurance on a treaty basis. The business of Reliance Reinsurance is primarily conducted on a treaty basis. All treaty business is marketed through reinsurance brokers who negotiate contracts of reinsurance on behalf of the primary insurer or ceding reinsurer, while facultative business is produced both directly and through reinsurance brokers. While Reliance Reinsurance's treaty clients include all types and sizes of insurers, Reliance Reinsurance typically targets treaty reinsurance for small to medium sized regional and specialty insurance companies, as well as captives, risk retention groups and other alternative risk markets, providing both pro rata and excess of loss coverage. Reliance Reinsurance believes that this market is subject to less competition and provides Reliance Reinsurance with an opportunity to develop and market innovative programs where pricing is not the key competitive factor. Reliance Reinsurance typically avoids participating in large capacity reinsurance treaties where price is the predominant competitive factor. It generally writes reinsurance in the 'lower layers,' the first $1 million of primary coverage, where losses are more predictable and quantifiable. The assumed reinsurance business of the Reliance Property and Casualty Companies is conducted nationwide and is headquartered in Philadelphia. Net premiums written by Reliance Reinsurance were $151.1 million, $119.0 million and $125.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Title Insurance. Commonwealth/Transnation Title writes title insurance for residential and commercial real estate nationwide and provides escrow and settlement services in connection with real estate closings. The National Title Services division of Commonwealth/Transnation Title provides title services for large and multi-state commercial transactions. Through the Commonwealth OneStop(Registered) operation, Commonwealth/Transnation Title provides national and regional lenders with a full range of residential closing services, including title insurance through its National Residential Title Services division, appraisal management through its CLT Appraisal Services, Inc. subsidiary, and other real estate related services. Commonwealth/Transnation Title is the third largest title insurance operation in the United

States, based on 1995 total premiums and fees. Commonwealth/Transnation Title had premiums and fees of $780.2 million, $671.9 million and $856.8 million for the years 1996, 1995 and 1994, respectively.

     S&P has assigned an 'A' rating to the claims-paying ability of Commonwealth/Transnation Title. S&P's ratings are based on a quantitative and qualitative analysis, including consideration of ownership and support factors, if applicable. An 'A' rating is assigned to those companies which have good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Duff & Phelps Credit Rating Co. ('Duff & Phelps') has assigned an 'A+' rating to the claims-paying ability of Commonwealth/ Transnation Title. Duff & Phelps ratings are based on a quantitative and qualitative analysis, with particular emphasis on fundamental factors, recent operating results, reserves, capitalization and invested assets. An 'A+' rating is assigned to those companies which have a high claims paying ability; protection factors are average and there is an expectation of variability in risk over time due to economic and/or underwriting conditions. The S&P and Duff & Phelps ratings are not designed for the protection of investors and do not constitute recommendations to buy, sell or hold any security.

     Commonwealth/Transnation Title is organized into nine regions with more than 325 offices and over 4,000 independent agents covering all 50 states, as well as Puerto Rico and the Virgin Islands. In 1996, California, Texas, Florida, New York, Pennsylvania, Washington and Michigan accounted for approximately 11%, 11%, 10%, 8%, 6%, 6% and 6%, respectively, of revenues for premiums and services related to title insurance. No other state accounted for more than 5% of such revenues.

     A title insurance policy protects the insured party and certain successors in interest against losses resulting from title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from the policy's provisions. Generally, a title policy is obtained by the buyer, the mortgage lender or both at the time real property is transferred or refinanced. The policy is written for an indefinite term for a single premium which is due in full upon issuance of the policy. The face amount of the policy is usually either the purchase price of the property or the amount of the loan secured by the property. Title policies issued to lenders insure the priority position of the lender's lien. Most lenders require title insurance as a condition to making loans secured by real estate. Title insurers, unlike other types of insurers, seek to eliminate losses through the title examination process and the closing process, and a substantial portion of the expenses of a title insurer relate to those functions.

     Information Technology Consulting Services. RCG Information Technology provides a full range of information technology services to large corporate clients in the United States. Such services include providing supplemental computer professional staffing, Year 2000 solutions, software outsourcing, computer programming and development services and other computer consulting services. RCG Information Technology had revenues of $136.7 million, $106.5 million and $90.0 million for 1996, 1995 and 1994, respectively.

INSURANCE CEDED

     All of the Reliance Insurance Group's insurance operations purchase reinsurance to limit the Company's exposure to losses. The ceding of insurance does not discharge an insurer from its primary legal liability to a policyholder, even though the reinsuring company assumes a related liability. The Reliance Insurance Group enters into reinsurance arrangements that are both facultative (individual risks) and treaty (blocks of risk). Limits and retentions are based on a number of factors, including the previous loss history of the operating unit, policy limits and exposure data, industry studies as to potential severity, and market terms, conditions and capacity, and may change over time. Where appropriate, the Reliance Insurance Group limits its exposure to individual risks by purchasing excess of loss and quota share reinsurance, with treaty structures and net retentions varying with the specific requirements of the line of business or program being reinsured. In many cases, the Reliance Insurance Group purchases additional facultative reinsurance to further reduce its retentions below treaty levels.

     Reinsurers of the Reliance Insurance Group. Premiums ceded by the Reliance Insurance Group to reinsurers were $1.6 billion and $1.3 billion in 1996 and 1995, respectively. The Reliance Insurance Group is subject to credit risk with respect to its reinsurers, as the ceding of risk to reinsurers does not relieve the

Reliance Insurance Group of its liability to insureds. At December 31, 1996, the Reliance Insurance Group had reinsurance recoverables of $3.6 billion, representing estimated amounts recoverable from reinsurers pertaining to paid claims, unpaid claims, claims incurred but not reported and unearned premiums. In order to minimize losses from uncollectible reinsurance, the Reliance Insurance Group places its reinsurance with a number of different reinsurers, and utilizes a security committee and a staff of analysts to approve in advance the reinsurers which meet its standards of financial strength and are acceptable for use by Reliance Insurance Group. The Reliance Insurance Group holds substantial amounts of collateral, consisting of letters of credit, trust accounts and cash collateral, to secure recoverables from unauthorized reinsurers. The Company had $6.4 million reserved for potentially unrecoverable reinsurance at December 31, 1996. The Company is not aware of any impairment of the creditworthiness of any of the Reliance Insurance Group's significant reinsurers. While the Company is aware of financial difficulties experienced by certain Lloyd's of London syndicates, the Company has not experienced deterioration of payments from the Lloyd's of London syndicates from which it has reinsurance.

     In 1996, the Reliance Property and Casualty Companies did not cede more than 4.4% of direct premiums to any one reinsurer and no one reinsurer accounted for more than 8.6% of total ceded premiums. The Reliance Insurance Group's ten largest reinsurers, based on 1996 ceded premiums, are as follows:



                                                         1996
                                                         CEDED         BEST
                                                        PREMIUM       RATING
                                                     -------------    ------
                                                     (IN MILLIONS)
American Re-Insurance Company.....................      $ 133.3          A+
Hertz International Reinsurance Ltd...............         63.3         (1)
Swiss Reinsurance America Corporation.............         56.5          A
Commercial Risk Re-Insurance Company..............         46.5         (2)
Zurich Reinsurance Centre, Inc....................         46.0          A
General Reinsurance Corporation...................         45.3          A++
Kemper Reinsurance Company........................         43.5          A-
Everest Reinsurance Company.......................         33.5          A
Lloyd's of London.................................         30.8         (3)
Cedar Hill Assurance Company......................         30.8         (4)

------------------
(1) An unrated captive reinsurer that is not affiliated with the Company. Recoverables from such reinsurer are fully collateralized.
(2) Assigned a Best rating of NR-2 (Less than Minimum Size and/or Operating Experience), as the reinsurer does not meet the minimum size and/or operating experience requirement. Recoverables from such reinsurer are fully collateralized.
(3) Individual Lloyd's of London syndicates are not rated by Best.
(4) Assigned a Best rating of NR-2 (Less than Minimum Size and/or Operating Experience), as the reinsurer does not meet the minimum size and/or operating experience requirement. The vast majority of recoverables from such reinsurer are fully collateralized.

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

PROPERTY AND CASUALTY LOSS RESERVES

     The Reliance Insurance Group's staff of over 100 actuaries regularly performs comprehensive analyses of reserves and reviews the pricing and reserving methodologies of the Reliance Insurance Group. Although the Company believes, in light of present facts and current legal interpretations, that the Reliance Insurance Group's overall property and casualty reserve levels are adequate to meet its obligations under existing policies, due to the inherent uncertainty and complexity of the reserving process, the ultimate liability may be more or less than such reserves.

     The following tables present information relating to the liability for unpaid claims and related expenses ('loss reserves') for the Reliance Property and Casualty Companies. The table below provides a reconciliation of the beginning to ending liability balances for the years ended December 31, 1996, 1995 and 1994.

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                              1996          1995          1994
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Loss reserves, beginning of year........   $5,859,352    $5,581,483    $5,048,442
Less reinsurance recoverables...........    2,679,917     2,453,702     2,116,914
                                           ----------    ----------    ----------
Net loss reserves, beginning of year....    3,179,435     3,127,781     2,931,528
                                           ----------    ----------    ----------
Provision for policy claims and related
  expenses:
     Provision for insured events of the
     current year.......................    1,211,672     1,163,447     1,274,649
     Increase in provision for insured
     events of prior years..............      138,665(1)     38,512        22,444
                                           ----------    ----------    ----------
       Total provision..................    1,350,337     1,201,959     1,297,093
                                           ----------    ----------    ----------
Payments for policy claims and related
  expenses:
     Attributable to insured events of
     the current year...................      298,838       271,915       321,538
     Attributable to insured events of
     prior years........................      926,996       868,622       780,961
                                           ----------    ----------    ----------
       Total payments...................    1,225,834     1,140,537     1,102,499
                                           ----------    ----------    ----------
Foreign currency translation............        7,668        (9,768)        1,659
                                           ----------    ----------    ----------

Net loss reserves, end of year..........    3,311,606     3,179,435     3,127,781
Plus reinsurance recoverables...........    2,953,814     2,679,917     2,453,702
                                           ----------    ----------    ----------
Loss reserves, end of year(2)...........   $6,265,420    $5,859,352    $5,581,483
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

------------------
(1) The 1996 increase in provision for insured events of prior years includes a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.
(2) Loss reserves exclude the loss reserves of title insurance operations of $264.8 million, $240.8 million and $228.1 million at December 31, 1996, 1995 and 1994, respectively.

     Policy claims and settlement expenses include a provision for insured events of prior years of $138.7 million, $38.5 million and $22.4 million for the years 1996, 1995 and 1994, respectively. The provision for all years includes adverse development related to prior year asbestos-related and environmental pollution claims, which primarily affect general liability, multiple peril and reinsurance lines of business, and includes a pretax charge of $134.0 million in 1996 to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. The 1996 provision also includes adverse development in the automobile line, offset by favorable development in workers' compensation. The 1995 provision also included adverse development in other general liability, automobile and reinsurance lines, partially offset by favorable development in workers' compensation. The 1994 provision also included adverse development in other general liability lines, partially offset by favorable development in workers' compensation.

     The table below summarizes the development of the estimated liability for loss reserves (net of reinsurance recoverables) as of December 31 of each of the prior ten years. The amounts shown on the top line of the table represent the estimated liability for loss reserves (net of reinsurance recoverables) for claims that are unpaid at the particular balance sheet date, including losses that had been incurred but not reported to the Reliance Property and Casualty Companies. The upper portion of the table indicates the loss reserves as they are reestimated in subsequent periods as a percentage of the originally recorded reserves. These estimates change as losses are paid and more accurate information becomes available about remaining loss reserves. A redundancy exists when the original loss reserve estimate is greater, and a deficiency exists when the original loss reserve estimate is less, than the reestimated loss reserve at December 31, 1996. A redundancy or deficiency indicates the cumulative percentage change, as of December 31, 1996, of originally recorded loss reserves. The lower portion of the table indicates the cumulative amounts paid as of successive periods as a percentage of the original loss reserve liability. In calculating the percentage of cumulative paid losses to the loss reserve liability in each year, unpaid losses of General Casualty Company of Wisconsin, a former wholly-owned subsidiary, and its subsidiaries ('General Casualty') at April 30, 1990 (the date of sale of General Casualty), relating to 1986 through

1989, were deducted from the original liability in each year. Each amount in the following table includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data. For the years 1986 through 1995, the Company has experienced deficiencies in its estimated liability for loss reserves. The table includes provisions specifically made to strengthen prior-years' loss reserves of $134.0 million in 1996, $156.0 million in 1991 and $100.0 million in 1986. The Company's loss reserves during this period have been adversely affected by a number of factors beyond the Company's control as follows: (i) significant increases in claim settlements reflecting, among other things, inflation in medical costs; (ii) increases in the costs of settling claims, particularly legal expenses; (iii) more frequent resort to litigation in connection with claims; and (iv) a widening interpretation of what constitutes a covered claim.

                                                                    DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                              1996        1995        1994        1993        1992        1991        1990        1989
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1)............. $3,311,606  $3,179,435  $3,127,781  $2,931,528  $2,702,992  $2,375,235  $1,893,421  $1,962,822
Net liability reestimated
 as of:
 One year later...........         --      104.4%      101.2%      100.8%      101.5%      101.3%      114.4%      104.8%
 Two years later..........         --          --      104.8%      101.7%      103.1%      104.4%      115.2%      117.0%
 Three years later........         --          --          --      104.2%      104.0%      105.7%      119.6%      118.2%
 Four years later.........         --          --          --          --      107.2%      106.7%      120.7%      120.9%
 Five years later.........         --          --          --          --          --      110.5%      122.0%      122.2%
 Six years later..........         --          --          --          --          --          --      127.0%      123.8%
 Seven years later........         --          --          --          --          --          --          --      129.1%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --
Redundancy (Deficiency)...         --      (4.4%)      (4.8%)      (4.2%)      (7.2%)     (10.5%)     (27.0%)     (29.1%)
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........         --       29.2%       27.8%       26.6%       28.7%       29.0%       36.6%       40.7%
 Two years later..........         --          --       46.8%       44.9%       48.0%       48.6%       57.9%       65.4%
 Three years later........         --          --          --       58.4%       61.1%       62.1%       72.8%       82.2%
 Four years later.........         --          --          --          --       70.5%       71.6%       83.0%       91.3%
 Five years later.........         --          --          --          --          --       78.1%       90.3%       97.8%
 Six years later..........         --          --          --          --          --          --       95.5%      103.1%
 Seven years later........         --          --          --          --          --          --          --      106.8%
 Eight years later........         --          --          --          --          --          --          --          --
 Nine years later.........         --          --          --          --          --          --          --          --
 Ten years later..........         --          --          --          --          --          --          --          --


                               1988        1987        1986

                            ----------  ----------  ----------

Net liability for unpaid
 claims and related
 expenses (loss
 reserves)(1).............  $1,644,057  $1,494,227  $1,425,942
Net liability reestimated
 as of:
 One year later...........      104.8%      107.8%      106.6%
 Two years later..........      113.5%      112.0%      115.6%
 Three years later........      121.8%      118.5%      121.6%
 Four years later.........      123.2%      125.0%      127.2%
 Five years later.........      127.8%      126.7%      132.3%
 Six years later..........      128.7%      131.8%      135.1%
 Seven years later........      130.7%      133.1%      140.0%
 Eight years later........      138.0%      135.4%      141.4%
 Nine years later.........          --      143.9%      143.4%
 Ten years later..........          --          --      152.5%
Redundancy (Deficiency)...     (38.0%)     (43.9%)     (52.5%)
                            ----------  ----------  ----------
Paid (cumulative) as of:
 One year later...........       41.6%       38.6%       42.0%
 Two years later..........       71.6%       65.8%       68.4%
 Three years later........       86.4%       88.2%       88.1%
 Four years later.........       97.2%       99.5%      103.9%
 Five years later.........      103.0%      106.2%      112.1%
 Six years later..........      107.3%      110.7%      117.1%
 Seven years later........      111.5%      113.9%      120.8%
 Eight years later........      114.3%      117.4%      123.7%
 Nine years later.........          --      119.7%      126.9%
 Ten years later..........          --          --      128.8%

------------------
(1) The gross liability for unpaid claims and related expenses was $6.3 billion at December 31, 1996. The gross liability for unpaid claims and related expenses for years 1995 and prior was deficient by $55.0 million at December 31, 1996.

     The difference between the property and casualty liability for loss reserves at December 31, 1996 and 1995 reported in the Company's consolidated financial statements (net of reinsurance recoverables) and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------

                                                          (IN THOUSANDS)
Net liability reported under statutory accounting
  practices.......................................   $3,228,792    $3,102,688
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (10,925)      (12,758)
Additional discount of workers' compensation
  reserves........................................       93,739        98,799
Foreign currency translation......................           --        (9,294)
                                                     ----------    ----------
  Net liability reported..........................   $3,311,606    $3,179,435
                                                     ----------    ----------
                                                     ----------    ----------

     The difference between the property and casualty liability for gross loss reserves at December 31, 1996 and 1995 reported in the Company's consolidated financial statements and the liability which would be reported in accordance with statutory accounting practices is as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Liability reported under statutory accounting
  practices.......................................   $6,097,395    $5,717,321
Adjustment for GAAP basis accrual of estimated
  salvage and subrogation recoveries..............      (13,884)      (14,884)
Additional discount of workers' compensation
  reserves........................................      181,909       179,987
Foreign currency translation......................           --       (23,072)
                                                     ----------    ----------
  Liability reported..............................   $6,265,420    $5,859,352
                                                     ----------    ----------
                                                     ----------    ----------

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

     The establishment of loss reserves requires an estimate of the ultimate liability based primarily on past experience. The Reliance Property and Casualty Companies apply a variety of generally accepted actuarial techniques to determine the estimates of ultimate liability. The techniques recognize, among other factors, the Reliance Insurance Group's and the industry's experience with similar business, historical trends in reserving patterns and loss payments, pending level of unpaid claims, the cost of claim settlements, the Reliance Insurance Group's product mix and the economic environment in which property and casualty companies operate. Estimates are continually reviewed and adjustments of the probable ultimate liability based on subsequent developments and new data are included in operating results for the periods in which they are made. In general, reserves are initially established based upon the actuarial and underwriting data utilized to set pricing levels, and are reviewed as additional information, including claims experience, becomes available. The Reliance Property and Casualty Companies regularly analyze their reserves and review their pricing and reserving methodologies, using Reliance Insurance Group actuaries, so that future adjustments to prior year reserves can be minimized. From time to time, the Reliance Property and Casualty Companies consult with independent actuarial firms concerning reserving practices and levels. The Reliance Property and Casualty Companies are required by state insurance regulators to file, along with their statutory reports, a statement of actuarial reserve opinion setting forth an actuary's assessment of their reserve status. Since 1992, the Reliance Property and Casualty Companies have used an independent actuarial firm to meet such requirements. However, given the complexity of this process, reserves will require continual updates and the ultimate liability may be more or less than such estimates indicate. Estimation of loss reserves for long tail lines of business is more difficult than for short tail lines because long tail claims may not become apparent for a number of years, and a relatively higher proportion of ultimate losses are considered incurred but not reported. As a result, variation in loss development is more likely in long tail lines of business. The Reliance Property and Casualty Companies attempt to reduce these variations in certain of its long tail lines, primarily directors and officers liability and professional liability, by writing policies on a claims-made basis, which mitigates the long tail nature of the risks. The Reliance Property and Casualty Companies also limit the potential loss from a single event through the extensive use of reinsurance.

     In calculating the liability for loss reserves, the Reliance Property and Casualty Companies discount workers' compensation pension claims which are expected to have regular, periodic payment patterns. These claims are discounted for mortality and for interest using statutory annual rates ranging from 3.5% to 6%. In addition, the reserves for claims assumed through the participation of the Reliance Property and Casualty Companies in workers' compensation reinsurance pools are discounted. The discounting of all claims (net of reinsurance recoverables) resulted in a decrease in the liability for loss reserves of $230.0 million, $235.7 million and $245.7 million at December 31, 1996, 1995 and 1994, respectively. The discount in 1996 was increased by $5.4 million which was more than offset by discount amortization of $11.1 million, resulting in a reduction in pre-tax income of $5.7 million. The discount in 1995 was increased by $1.8 million, which was more than offset by discount amortization of $11.8 million, resulting in a reduction in pre-tax income of $10.0 million. The discount in 1994 was reduced by $27.3 million plus discount amortization of $11.7 million, resulting in a reduction in pre-tax income of $39.0 million.


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

     Included in the liability for loss reserves at December 31, 1996 are $238.3 million ($213.0 million net of reinsurance recoverables) of loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987. The following table presents information relating to the net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 for the years ending December 31, 1996, 1995 and 1994:

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                      1996        1995        1994
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
Net loss reserves, beginning of year.............................   $101,008    $100,404    $ 97,040
Provision for policy claims and related expenses.................    135,801      23,547      17,996
Payments for policy claims and related expenses..................    (23,762)    (22,943)    (14,632)
                                                                    --------    --------    --------
Net loss reserves, end of year...................................   $213,047    $101,008    $100,404
                                                                    --------    --------    --------
                                                                    --------    --------    --------

     The 1996 provision for policy claims and related expenses includes a pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. In the second quarter of 1996, the Company completed a study of its asbestos-related and environmental pollution reserves. The study entailed a detailed review of the Company's claims, analysis of new industry data, review of policies and classes of business written by the Company and industry at large, and new actuarial methodologies for projecting ultimate losses based on payment patterns and claims analyses. The loss reserve levels established represent the Company's estimate of its ultimate losses, based on current information and actuarial methodologies.

     Included in the December 31, 1996 net loss reserves pertaining to asbestos-related and environmental pollution claims for business written in or before 1987 are $78.2 million of loss costs for claims incurred but not reported, $49.2 million of loss costs for reported claims and $85.6 million of related expenses.

     The following table presents information related to the number of insureds with asbestos-related and environmental pollution claims outstanding for business written in or before 1987:

                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                       1996      1995
                                                                                       ----      ----
Number of insureds with outstanding claims, beginning of year.....................      447       477
Additional insureds with claims during the year...................................      153       188
Insureds with closed or settled claims during the year............................     (252)     (218)
                                                                                       ----      ----
Number of insureds with outstanding claims, end of year...........................      348       447
                                                                                       ----      ----
                                                                                       ----      ----

     The average net paid loss per insured for asbestos-related and environmental pollution claims for business written in or before 1987 was $50,200 and $61,100 for the years 1996 and 1995, respectively.

     The Company continues to receive claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs. Asbestos-related and environmental pollution claims primarily affect the Company's general liability, multiple peril and reinsurance lines of business. For business written in or before 1987, coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development for asbestos-related and environmental pollution claims to exhibit more variation than the remainder of the Company's book of business.

     Since 1987, the Company has generally excluded coverage for most types of asbestos-related and environmental pollution claims from its general liability policies, other than policies specifically intended to provide environmental pollution and asbestos removal coverages. Policies written by the Company after 1987 ('post-1987 A&E business') which specifically intend to provide environmental pollution coverages are written primarily on a claims made basis and those which specifically intend to provide asbestos removal coverages are written on an occurrence basis, generally with liability limits of $1.1 million (net of reinsurance), including defense costs.

     The liability for loss reserves at December 31, 1996 also included $40.8 million ($27.8 million net of reinsurance recoverables) of loss reserves pertaining to post-1987 A&E business. The following table presents information relating to the net loss reserves pertaining to claims for post-1987 A&E business for the years ending December 31, 1996, 1995 and 1994:


                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                      1996        1995        1994
                                                                     -------     -------     -------
                                                                             (IN THOUSANDS)
Net loss reserves, beginning of year..............................   $29,698     $29,739     $24,994
Provision for policy claims and related expenses..................     5,857       2,357      10,283
Payments for policy claims and related expenses...................    (7,791)     (2,398)     (5,538)
                                                                     -------     -------     -------
Net loss reserves, end of year....................................   $27,764     $29,698     $29,739
                                                                     -------     -------     -------
                                                                     -------     -------     -------

     The December 31, 1996 net loss reserves pertaining to claims for post-1987 A&E business include $13.2 million of loss costs for claims incurred but not reported, $4.3 million of loss costs for reported claims and $10.3 million of related expenses.

     The following table presents information related to the number of insureds with claims outstanding for post-1987 A&E business:

                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                       1996      1995
                                                                                       ----      ----
Number of insureds with outstanding claims, beginning of year.....................      303       189
Additional insureds with claims during the year...................................      385       275
Insureds with closed or settled claims during the year............................     (214)     (161)
                                                                                       ----      ----
Number of insureds with outstanding claims, end of year...........................      474       303
                                                                                       ----      ----
                                                                                       ----      ----

     The average net paid loss per insured for claims for post-1987 A&E business was $20,500 and $5,600 for the years 1996 and 1995, respectively.

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

PORTFOLIO INVESTMENTS

     Investment activities are an integral part of the business of the Reliance

Insurance Group. The Reliance Insurance Group believes that the investment objectives of safety and liquidity, while seeking the best available return, can be achieved by active portfolio management and intensive monitoring of investments. Reference is made to 'Financial Review--Investment Portfolio' on page 29 of the Company's 1996 Annual Report, which section is incorporated herein by reference, and Note 2 to the Consolidated Financial Statements.

     At December 31, 1996, the Company's investment portfolio was $4.2 billion (at cost) with 90% in fixed maturities and short-term securities (including redeemable preferred stock and cash) and 10% in equity securities, approximately 24% of which were convertible preferred stock. The following table details the distribution of the Company's investments at December 31, 1996:

                                           AMORTIZED       MARKET       CARRYING
                                              COST         VALUE         VALUE
                                           ----------    ----------    ----------
                                                       (IN THOUSANDS)
Fixed maturities available for sale:
  Bonds and notes:
     United States government and
       government agencies and
       authorities......................   $  704,386    $  702,472    $  702,472
     States, municipalities and
       political subdivisions...........      128,874       132,163       132,163
     Foreign-government.................       42,955        46,172        46,172
     Foreign-other......................       96,051       103,976       103,976
     Public utilities...................      374,404       373,389       373,389
     Convertibles and bonds with
       warrants attached................       87,625        87,134        87,134
     All other corporate bonds and
       notes............................      662,385       654,809       654,809
  Redeemable preferred stocks...........      499,249       523,554       523,554
                                           ----------    ----------    ----------
                                            2,595,929     2,623,669     2,623,669
                                           ----------    ----------    ----------
Fixed maturities held for investment:
  Bonds and notes:
     States, municipalities and
       political subdivisions...........        8,382         8,169         8,382
     Foreign-government.................      145,065       150,622       145,065
     Foreign-other......................       17,978        20,172        17,978
     Public utilities...................      355,567       357,377       355,567
     All other corporate bonds and
       notes............................      148,026       150,059       148,026
  Redeemable preferred stocks...........      112,818       115,339       112,818
                                           ----------    ----------    ----------
                                              787,836       801,738       787,836
                                           ----------    ----------    ----------
       Total fixed maturities...........    3,383,765     3,425,407     3,411,505
                                           ----------    ----------    ----------
Equity securities(1):

  Common stocks:
     Public utilities...................        3,333         4,928         4,928
     Banks, trusts and insurance
       companies........................       24,622        38,284        38,284
     Industrial and other...............      292,365       556,463       556,463
  Nonredeemable preferred stocks........      115,733       116,931       116,931
                                           ----------    ----------    ----------
                                              436,053       716,606       716,606
                                           ----------    ----------    ----------
Short-term investments(2)...............      355,967       355,967       355,967
                                           ----------    ----------    ----------
       Total investment portfolio.......   $4,175,785    $4,497,980    $4,484,078
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

                                 COST AND CARRYING
                                       VALUE
                                 -----------------
                                  (IN THOUSANDS)
Mortgage Loans(3).............      $    19,506
Investments in real estate....          275,237

------------------

(1) Does not include investment in Zenith National Insurance Corp. which is accounted for by the equity method and which, as of December 31, 1996, had a carrying value of $157.9 million and a market value of $180.0 million. See '--Investee Company.'

(2) Includes cash of $36.8 million.

(3) In the Company's Consolidated Financial Statements, mortgage loans are included in premiums and other receivables.

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

     At December 31, 1996, the aggregate carrying value and market value of fixed maturities (other than short-term investments and cash) that either have been rated by S&P in the following categories or are non-rated were as follows:

                                                              PERCENT
                                  CARRYING       MARKET      OF MARKET
                                   VALUE         VALUE         VALUE
                                 ----------    ----------    ---------
                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
AAA to A......................   $2,056,676    $2,066,354        60%
BBB...........................      761,756       765,619        23
                                 ----------    ----------       ---
   Total investment grade.....    2,818,432     2,831,973        83
                                 ----------    ----------       ---
BB to B.......................      488,167       488,506        14
CCC to D......................       11,301        11,301        --
Non-rated.....................       93,605        93,627         3
                                 ----------    ----------       ---
   Total......................   $3,411,505    $3,425,407       100%
                                 ----------    ----------       ---
                                 ----------    ----------       ---

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

     As of March 1, 1997, the Reliance Insurance Group owned 3,578,634 shares of common stock of Symbol Technologies, Inc. ('Symbol'), representing 13.7% of the then outstanding common stock of Symbol. Symbol is the nation's largest manufacturer of bar code-based data capture systems. As of March 1, 1997, the market value of the Reliance Insurance Group's investment in Symbol was $179,826,000 (based upon the closing price on such date as reported by the

NYSE), with a cost basis of $27,252,000. The board of directors of Symbol includes certain executive officers of the Company.

     As of March 1, 1997, the Reliance Insurance Group owned 2,449,624 shares of Human Genome Sciences, Inc. ('Human Genome'), representing 13.1% of the then outstanding common stock of Human Genome. Human Genome specializes in human genetic research designed to detect and treat human illnesses. As of March 1, 1997, the market value of the Reliance Insurance Group's investment in Human Genome was $93,086,000 (based upon the last reported sales price on such date as reported by the Nasdaq National Market), with a cost basis of $52,382,000.

     At December 31, 1996, the Company's real estate operations had holdings with a carrying value of $275.2 million, which includes nine shopping centers with an aggregate carrying value of $127.5 million, office buildings and other commercial properties with an aggregate carrying value of $85.3 million, and undeveloped land with a carrying value of $62.4 million.

     The following table presents the investment results of the Reliance Insurance Group's investment portfolio for each of the years ended December 31, 1996, 1995, and 1994:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              1996           1995           1994
                                           ----------     ----------     ----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Fixed Maturities:
Average investments(1)..................   $3,625,144     $3,394,988     $3,213,556
Net investment income...................      260,275        243,268        221,771
Realized gains (losses).................       (5,686)        10,521         16,556
Increase (decrease) in unrealized
  gains.................................      (68,739)       329,457       (342,676)
Average annual yield:
     Net investment income..............         7.18%          7.17%          6.90%
     Realized gains (losses)............        (0.15)          0.31           0.51
     Increase (decrease) in unrealized
       gains............................        (1.90)          9.70         (10.66)
                                           ----------     ----------     ----------
Return on fixed maturities..............         5.13%         17.18%         (3.25)%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Equity Securities(2):
Average investments(1)..................   $  703,121     $  600,206     $  540,139
Net investment income...................       12,425         19,317         26,251
Realized gains..........................       58,296         23,811          1,611
Increase (decrease) in unrealized
  gains.................................       15,939        182,507         (6,849)

Average annual yield:
     Net investment income..............         1.77%          3.22%          4.86%
     Realized gains.....................         8.29           3.97           0.30
     Increase (decrease) in unrealized
       gains............................         2.27          30.40          (1.27)
                                           ----------     ----------     ----------
Return on equity securities.............        12.33%         37.59%          3.89%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------
Total weighted average return on fixed
  maturities and equity securities(3)...         6.30%         20.25%         (2.22)%
                                           ----------     ----------     ----------
                                           ----------     ----------     ----------

------------------

(1) The average is computed by dividing the total market value of investments at the beginning of the period plus the individual quarter-end balances by five for the years ended December 31, 1996, 1995 and 1994.

(2) Does not include investment in Zenith National Insurance Corp. See '--Investee Company.'

(3) The impact on the overall rate of return of a one percent increase or decrease in the December 31, 1996 fixed maturity portfolio market value would be approximately 0.78%

     The carrying value and market value at December 31, 1996 of fixed maturities for which interest is payable on a deferred basis was $152.2 million.

INVESTEE COMPANY

     As of March 1, 1997, the Reliance Insurance Group owned 6,574,445 shares of common stock of Zenith National Insurance Corp. ('Zenith'), representing 37.4% of the outstanding common stock of Zenith, a California-based insurance company with significant workers' compensation and standard commercial and personal lines business. As of March 1, 1997 the market value of the Reliance Insurance Group's investment in Zenith was $174,223,000 (based upon the closing price on such date as reported by the NYSE), with a carrying value of $157,894,000. Certain executive officers of the Company serve, at the Company's request, as directors of Zenith. The Company's investment in Zenith is accounted for by the equity method. See Note 3 to the Consolidated Financial Statements.

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

     The Insurance Law of Pennsylvania, where Reliance Insurance Company is domiciled, limits the maximum amount of dividends which may be paid without approval by the Pennsylvania Insurance Department. Under such law, Reliance Insurance Company may pay dividends during the year equal to the greater of (a) 10% of the preceding year-end policyholders' surplus or (b) the preceding year's statutory net income, but in no event to exceed the amount of unassigned funds, which are defined as 'undistributed, accumulated surplus including net income and unrealized gains since the organization of the insurer.' In addition, the Pennsylvania law specifies factors to be considered by the Pennsylvania Insurance Department to allow it to determine that statutory surplus after the payment of dividends is reasonable in relation to an insurance company's outstanding liabilities and adequate for its financial needs. Such factors include the size of the company, the extent to which its business is diversified among several lines of insurance, the number and size of risks insured, the nature and extent of the company's reinsurance and the adequacy of the company's reserves. The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings, competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, the Pennsylvania Insurance Department has broad discretion to limit the payment of dividends by insurance companies.

     The total amount of common stock dividends paid by Reliance Insurance Company was $111.5 million in each of 1996, 1995 and 1994. During 1997, $118.5 million would be available for dividend payments by Reliance Insurance Company under Pennsylvania law. The Company believes such amount will be sufficient to meet its cash needs.

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

     In 1994, Reliance Insurance Company and several of its affiliates received an order from the outgoing Insurance Commissioner ordering refunds under California Proposition 103 totaling $72.3 million, inclusive of interest. On January 31, 1996, the Company reached a settlement with the California Department of Insurance resolving its total liability for refunds and interest under Proposition 103. The settlement requires the Company to pay $15.6 million in refunds and interest on certain policies issued or renewed between November 8, 1988 and November 7, 1989. Although the Company believes that the California Department of Insurance misapplied Proposition 103 as it relates to it, the Company agreed to the settlement to avoid prolonging the matter further. In the fourth quarter of 1995, the Company recorded a pre-tax charge of $4.0 million related to Proposition 103. The fourth quarter 1995 charge represents the difference between the settlement amount and the pre-tax charge of $11.6 million the Company had taken in the fourth quarter of 1994 to provide for Proposition 103 refunds and interest.

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

     RCG Information Technology competes with other national mid-size information technology services companies, as well as smaller computer professional supplemental staffing firms. Competition in the information technology consulting business is based primarily on price, service and quality of the solutions provided and the availability of qualified computer professionals.

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

ITEM 2. PROPERTIES.

     The Company and its consolidated subsidiaries own and lease offices in various locations primarily in the United States. None of these properties is material to the Company's business. At December 31, 1996, the Company and its consolidated subsidiaries employed approximately 9,200 persons in approximately 480 offices.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in certain litigation arising in the course of their businesses, some of which involve claims of substantial amounts. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company is contesting the allegations of the complaints in each action pending against it and believes, based on current knowledge and after consultation with counsel, that the resolution of these matters will not have a material adverse effect on the Consolidated Financial Statements. In addition, the Company is subject to the litigation set forth below.

     In June 1989, Hall, the predecessor corporation of Prometheus Funding Corp., a subsidiary of the Company ('Prometheus'), entered into a settlement agreement, which is subject to court approval, with the Superintendent of Insurance of the State of New York (the 'Superintendent'), arising out of the insolvency of Union Indemnity Insurance Company of New York, Inc. ('Union Indemnity'). The settlement agreement was submitted to the court for approval in October 1989 and objections were filed and continue to be pursued by various parties. The Superintendent has informed Prometheus that he intends to pursue court approval of the settlement. The settlement agreement will not become effective until final approval by the court and there is no assurance that such approval will be obtained.

     See Note 14 to the Consolidated Financial Statements for additional information concerning the above referenced legal proceedings affecting the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Item 4 is not required pursuant to the reduced disclosure requirements applicable to this Form 10-K.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     As of March 1, 1997, all 1,000 shares of Reliance Financial's common stock are held of record by Reliance Group Holdings and are not publicly traded. See the information in 'Market and Dividend Information for Common Stock' on page 31 of the Reliance Financial 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Item 6 is not required pursuant to reduced disclosure requirements applicable to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the information in 'Reliance Financial Services & Subsidiaries Financial Review' on pages 26 through 31 of the Reliance Financial 1996 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company and its consolidated subsidiaries, included on pages 1 through 24 of the Reliance Financial 1996 Annual Report, which information is incorporated herein by reference, are listed in Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Items 10, 11, 12 and 13, which comprise Part III, are not required pursuant to reduced disclosure requirements applicable to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The consolidated financial statements of Reliance Financial Services Corporation and Subsidiaries, which appear on pages 1 through 24 of the Reliance Financial 1996 Annual Report, are incorporated herein by reference.

                                                               PAGE REFERENCE
                                                             -------------------

                                                                           1996
                                                                          ANNUAL
                                                             FORM 10-K    REPORT
                                                             ---------    ------
RELIANCE FINANCIAL SERVICES AND SUBSIDIARIES:
  Independent Auditors' Report............................      A-1        25
  Consolidated Financial Statements at December 31, 1996
     and 1995 and for the three years ended December 31,
     1996:
       Statement of Income................................                  1
       Balance Sheet......................................                  2
       Statement of Changes in Shareholders' Equity.......                  3
       Statement of Cash Flows............................                  4
       Notes to Financial Statements (1-16)...............                5-24

    2. FINANCIAL STATEMENT SCHEDULES.

I  -- Summary of Investments -- Other Than Investments in       A-2
       Related Parties....................................
II -- Condensed Financial Information of the Registrant at
       December 31, 1996 and 1995 and for the three years
       ended December 31, 1996:
     Statement of Income..................................      A-3
     Balance Sheet........................................      A-4
     Statement of Cash Flows..............................      A-5
III -- Supplementary Insurance Information..................    A-6
IV -- Reinsurance..........................................     A-7
VI -- Supplemental Information Concerning Property and          A-8
       Casualty Insurance Operations......................

    3. EXHIBITS.

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.1   Reliance Financial's Certificate of Incorporation, as amended
           (incorporated by reference to Exhibit 3(a) to Registration Statement
           No. 2-458933).

     3.2 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 2-60201).
     3.3 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.3 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1983).
     3.4 Reliance Financial's By-Laws, as amended (incorporated by reference to Exhibit 3.4 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1990).
    *4.
    10.1   Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall
           & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1992).
    10.2   Agreement and Plan of Merger, dated as of July 24, 1992, among
           Reliance Group Holdings, Hall and Prometheus Liquidating Corp.
           (incorporated by reference to Exhibit 2.2 to Reliance Group
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June
           30, 1992).
    10.3   Employee Benefit Agreement, dated July 24, 1992, among Reliance
           Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to
           Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
    10.4 Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1992).
    10.5   Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc.
           and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).
    13.1   Reliance Financial 1996 Annual Report.
    27.1   Financial Data Schedule.

------------------
 * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 21ST DAY OF MARCH, 1997.


                                          RELIANCE FINANCIAL SERVICES
                                          CORPORATION

                                          BY:          SAUL P. STEINBERG
                                             ---------------------------------
                                                      SAUL P. STEINBERG
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------


  SAUL P. STEINBERG     Chairman of the Board,                    March 21, 1997
----------------------    Principal Executive Officer
  SAUL P. STEINBERG       and Director

   GEORGE E. BELLO      Principal Accounting                      March 21, 1997
----------------------    Officer and Director
   GEORGE E. BELLO

  LOWELL C. FREIBERG    Principal Financial                       March 21, 1997
----------------------    Officer and Director
  LOWELL C. FREIBERG

   GEORGE R. BAKER      Director                                  March 21, 1997
----------------------
   GEORGE R. BAKER

   DENNIS A. BUSTI      Director                                  March 21, 1997
----------------------
   DENNIS A. BUSTI

  THOMAS P. GERRITY     Director                                  March 21, 1997
----------------------
  THOMAS P. GERRITY

      SIGNATURE                          TITLE                         DATE
----------------------  ----------------------------------------  --------------

   JEWELL J. MCCABE     Director                                  March 21, 1997
----------------------
   JEWELL J. MCCABE

   IRVING SCHNEIDER     Director                                  March 21, 1997
----------------------
   IRVING SCHNEIDER


 BERNARD L. SCHWARTZ    Director                                  March 21, 1997
----------------------
 BERNARD L. SCHWARTZ

  RICHARD E. SNYDER     Director                                  March 21, 1997
----------------------
  RICHARD E. SNYDER

THOMAS J. STANTON, JR.  Director                                  March 21, 1997
----------------------
THOMAS J. STANTON, JR.

 ROBERT M. STEINBERG    Director                                  March 21, 1997
----------------------
 ROBERT M. STEINBERG

  JAMES E. YACOBUCCI    Director                                  March 21, 1997
----------------------
  JAMES E. YACOBUCCI

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholder
Reliance Financial Services Corporation
New York, New York

We have audited the consolidated financial statements of Reliance Financial Services Corporation (a subsidiary of Reliance Group Holdings, Inc.) and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997; such financial statements and report are included in your 1996 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedules of Reliance Financial Services Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
February 14, 1997

                                                                      SCHEDULE I
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 1996

           COLUMN A                COLUMN B    COLUMN C      COLUMN D
           --------                --------    --------      --------
                                                            AMOUNT AT
                                                              WHICH
                                                             SHOWN IN
                                                               THE
                                                             BALANCE
      TYPE OF INVESTMENT            COST        VALUE         SHEET
      ------------------            ----        -----       ---------

(In thousands)

Fixed maturities available for
  sale:
  Bonds and notes:
     United States government
       and government agencies
       and authorities........      $  704,386  $  702,472  $  702,472
     States, municipalities
       and political
       subdivisions...........         128,874     132,163     132,163
     Foreign--government......          42,955      46,172      46,172
     Foreign--other...........          96,051     103,976     103,976
     Public utilities.........         374,404     373,389     373,389
     Convertibles and bonds
       with warrants
       attached...............          87,625      87,134      87,134
     All other corporate bonds
       and notes..............         662,385     654,809     654,809
  Redeemable preferred
     stocks...................         499,249     523,554     523,554
                                    ----------  ----------  ----------
                                     2,595,929   2,623,669   2,623,669
                                    ----------  ----------  ----------
Fixed maturities held for
  investment:
  Bonds and notes:
     States, municipalities
       and political
       subdivisions...........           8,382       8,169       8,382
     Foreign--government......         145,065     150,622     145,065
     Foreign--other...........          17,978      20,172      17,978

     Public utilities.........         355,567     357,377     355,567
     All other corporate bonds
       and notes..............         148,026     150,059     148,026
  Redeemable preferred
     stocks...................         112,818     115,339     112,818
                                    ----------  ----------  ----------
                                       787,836     801,738     787,836
                                    ----------  ----------  ----------
Equity securities:
  Common stocks:
     Public utilities.........           3,333       4,928       4,928
     Banks, trusts and
       insurance companies....          24,622      38,284      38,284
     Industrial and other.....         292,365     556,463     556,463
  Nonredeemable preferred
     stocks...................         115,733     116,931     116,931
                                    ----------  ----------  ----------
                                       436,053     716,606     716,606
                                    ----------  ----------  ----------
Short-term investments........         319,165     319,165     319,165
                                    ----------  ----------  ----------
Cash..........................          36,802      36,802      36,802
                                    ----------  ----------  ----------
                                                $4,497,980
                                                ==========
Mortgage loans(1).............          19,506                   19,506
Investments in real estate....         275,237                  275,237
                                    ----------               ----------
                                    $4,470,528               $4,778,821
                                    ==========               ==========


(1) In the consolidated financial statements, mortgage loans are included in other accounts and notes receivable.

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF INCOME


YEAR ENDED DECEMBER 31                         1996         1995         1994
----------------------                         ----         ----         ----
(In thousands)

REVENUES:
Dividends from subsidiaries...........   $  111,467   $  111,467   $  111,467
Interest and other income, principally
  from affiliates.....................       21,520       20,821       15,136
                                         ----------   ----------   ----------
                                            132,987      132,288      126,603
                                         ----------   ----------   ----------

EXPENSES:
Interest..............................       14,483       15,811       15,244
General and administrative............        1,375        1,191        2,051
                                         ----------   ----------   ----------
                                             15,858       17,002       17,295
                                         ----------   ----------   ----------
                                            117,129      115,286      109,308
Income tax (provision) benefit........       (1,717)        (859)         760
                                         ----------   ----------   ----------
INCOME BEFORE EQUITY IN SUBSIDIARIES
  AND INVESTEE COMPANY................      115,412      114,427      110,068
Equity in subsidiaries (net income
  less dividends received)............       15,181       58,056       18,992
Equity in investee company............        8,908        7,792        9,478
Loss on disposal of discontinued
  operations of investee company......           --       (4,497)          --
                                         ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM......      139,501      175,778      138,538
Extraordinary item--early
  extinguishment of debt..............           --       (3,363)          --
                                         ----------   ----------   ----------
NET INCOME............................   $  139,501   $  172,415   $  138,538
                                         ==========   ==========   ==========

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

BALANCE SHEET


ASSETS                      DECEMBER 31       1996         1995
---------------------------------------       ----         ----

(Dollars in thousands, except per-share
  amount)
Cash....................................   $    1,718   $       39
Investments in subsidiaries.............    1,395,168    1,388,975
Notes receivable from parent company....      202,272      184,108
Other assets............................       14,627       14,443
                                           ----------   ----------
                                           $1,613,785   $1,587,565
                                           ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

Accounts payable and accrued expenses...   $    2,265   $    2,122
Federal income taxes due to parent
  company...............................       20,583       18,866
Term loans and short-term debt..........      197,500      158,500
Senior reset notes......................       15,365       40,318
                                           ----------   ----------
                                              235,713      219,806
                                           ----------   ----------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10
      per-share, 1,000 shares
      authorized, issued and
      outstanding.......................           --           --
     Additional paid-in capital.........      677,969      678,349
     Retained earnings (including
      undistributed net income of
      subsidiaries of $352,445 and
      $328,356).........................      526,340      496,839
     Net unrealized gain on investments
      of subsidiaries...................      198,786      219,356
     Net unrealized loss on foreign
      currency translation of
      subsidiaries......................      (25,023)     (26,785)
                                           ----------   ----------

                                            1,378,072    1,367,759
                                           ----------   ----------
                                           $1,613,785   $1,587,565
                                           ==========   ==========

                                                                     SCHEDULE II
                                                                     ITEM 14(A)2

RELIANCE FINANCIAL SERVICES CORPORATION
(PARENT COMPANY)

STATEMENT OF CASH FLOWS


YEAR ENDED DECEMBER 31                           1996         1995         1994
----------------------                           ----         ----         ----
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................   $  139,501   $  172,415   $  138,538
Equity in undistributed net income of
  subsidiaries and investee company.....      (24,089)     (61,351)     (28,470)
Other--net..............................          911        3,574          821
                                           ----------   ----------   ----------
                                              116,323      114,638      110,889
                                           ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary......           --      (33,631)     (15,000)
                                           ----------   ----------   ----------
                                                   --      (33,631)     (15,000)
                                           ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in notes receivable
  from parent company--net..............      (18,164)       2,957      (17,365)
Increase (decrease) in term loans and
  short-term debt--net..................       39,000       58,500       (5,000)
Repurchases of senior reset notes.......      (25,000)     (40,348)      (9,125)
Debt issuance costs.....................         (480)      (1,000)          --
Dividends...............................     (110,000)    (110,000)     (85,187)
                                           ----------   ----------   ----------
                                             (114,644)     (89,891)    (116,677)
                                           ----------   ----------   ----------
Increase (decrease) in cash.............        1,679       (8,884)     (20,788)
Cash, beginning of year.................           39        8,923       29,711
                                           ----------   ----------   ----------
Cash, end of year.......................   $    1,718   $       39   $    8,923
                                           ==========   ==========   ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In 1994, non-cash dividends of $24,813,000 were recorded as a reduction in notes receivable from parent company.

                                                                    SCHEDULE III
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

           COLUMN A                 COLUMN B        COLUMN C       COLUMN D       COLUMN E       COLUMN F       COLUMN G
           --------                 --------        -------        --------       --------       --------       --------
                                    DEFERRED         UNPAID                                                      POLICY
                                     POLICY        CLAIMS AND                                      NET         CLAIMS AND
                                   ACQUISITION      RELATED        UNEARNED       PREMIUMS      INVESTMENT     SETTLEMENT
            SEGMENT                   COSTS         EXPENSES       PREMIUMS        EARNED         INCOME        EXPENSES
            -------                -----------     ---------       --------       --------      ----------     ----------
(In thousands)

YEAR ENDED DECEMBER 31, 1996:
Property and casualty..........       215,438      $6,265,420     $1,468,299     $1,800,854      $257,133      $1,350,337
Title..........................            --        264,838             --         780,157        30,455          61,116
                                    ---------      ----------     ----------     ----------     ---------      ----------
                                    $ 215,438      $6,530,258     $1,468,299     $2,581,011      $287,588      $1,411,453
                                    =========      ==========     ==========     ==========     =========      ==========


YEAR ENDED DECEMBER 31, 1995:
Property and casualty..........     $ 194,648      $5,859,352     $1,299,465     $1,774,591      $247,343      $1,201,959
Title..........................            --        240,777             --         671,947        27,946         58,486
                                    ---------      ----------     ----------     ----------     ----------     ----------
                                    $ 194,648      $6,100,129     $1,299,465     $2,446,538      $275,289      $1,260,445
                                    =========      ==========     ==========     ==========     =========      ==========

YEAR ENDED DECEMBER 31, 1994:
Property and casualty..........     $ 181,938      $5,581,483     $1,288,454     $1,777,318      $232,299      $1,297,093

Title..........................            --        228,063             --         856,774        26,613         75,867
                                    ---------      ----------     ----------     ----------     ----------     ----------
                                    $ 181,938      $5,809,546     $1,288,454     $2,634,092      $258,912      $1,372,960
                                    =========      ==========     ==========     ==========     =========      ==========

           COLUMN A                COLUMN H       COLUMN I     COLUMN J
           --------                --------       --------     --------
                                 AMORTIZATION
                                 OF DEFERRED
                                    POLICY         OTHER
                                 ACQUISITION      INSURANCE    PREMIUMS
 SEGMENT                            COSTS         EXPENSES     WRITTEN
------------------              -----------      ---------     --------
(In thousands)

YEAR ENDED DECEMBER 31, 1996:
Property and casualty..........    $414,636       $201,485     $1,846,199

                                                               ==========

Title..........................          --        711,185
                                   --------       --------
                                   $414,636       $912,670
                                   ========       ========

YEAR ENDED DECEMBER 31, 1995:
Property and casualty..........    $411,979       $197,112     $1,779,040
                                                               ==========

Title..........................          --        629,051
                                   --------       --------
                                   $411,979       $826,163
                                   ========       ========

YEAR ENDED DECEMBER 31, 1994:
Property and casualty..........    $387,924       $183,755     $1,764,290
                                                               ==========

Title..........................          --        776,149
                                   --------       --------
                                   $387,924       $959,904
                                   ========       ========


                                                                     SCHEDULE IV
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
REINSURANCE

                      COLUMN A                           COLUMN B      COLUMN C     COLUMN D     COLUMN E      COLUMN F
                      --------                           --------      --------     --------     --------      --------
                                                                        CEDED       ASSUMED                   PERCENTAGE
                                                                          TO          FROM                    OF AMOUNT
                                                          GROSS         OTHER        OTHER         NET         ASSUMED
                                                          AMOUNT      COMPANIES     COMPANIES     AMOUNT        TO NET
                                                          ------      ---------     ---------     ------       --------
(DOLLARS IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1996:
Premiums:
     Property and casualty...........................   $2,894,096    $1,449,731    $356,489    $1,800,854       19.80%
     Title...........................................      779,318         1,406       2,245       780,157        0.29
                                                        ----------    ----------    --------    ----------
                                                        $3,673,414    $1,451,137    $358,734    $2,581,011       13.90
                                                        ==========    ==========    ========    ==========

YEAR ENDED DECEMBER 31, 1995:
Premiums:
     Property and casualty...........................   $2,707,978    $1,284,023    $350,636    $1,774,591       19.76
     Title...........................................      671,222         1,649       2,374       671,947         .35
                                                        ----------    ----------    --------    ----------
                                                        $3,379,200    $1,285,672    $353,010    $2,446,538       14.43
                                                        ==========    ==========    ========    ==========


YEAR ENDED DECEMBER 31, 1994:
Premiums:
     Property and casualty...........................   $2,630,549    $1,198,629    $345,398    $1,777,318       19.43
     Title...........................................      854,679         1,370       3,465       856,774         .40
                                                        ----------    ----------    --------    ----------
                                                        $3,485,228    $1,199,999    $348,863    $2,634,092       13.24
                                                        ==========    ==========    ========    ==========


                                                                     SCHEDULE VI
                                                                     ITEM 14(A)2
RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS


COLUMN A                    COLUMN B     COLUMN C    COLUMN D     COLUMN E     COLUMN F       COLUMN G         COLUMN H
--------                    --------     --------    --------     --------     --------       --------     -------------------
                                          UNPAID     DISCOUNT                                                  CLAIMS AND
                             DEFERRED     CLAIMS     DEDUCTED                                               SETTLEMENT EXPENSES
AFFILIATION                   POLICY       AND          IN                                       NET        INCURRED RELATED TO
   WITH                    ACQUISITION   RELATED      COLUMN       UNEARNED       EARNED      INVESTMENT   CURRENT       PRIOR
REGISTRANT                    COSTS      EXPENSES      C(a)        PREMIUMS      PREMIUMS       INCOME       YEAR        YEARS
----------                  ----------   --------    -------       --------      --------     ----------   -------       -----
(In thousands)

Consolidated  subsidiaries:
Year Ended
  December 31, 1996......   $215,438    $6,265,420  $229,963     $1,468,299     $1,800,854    $257,133    $1,211,672   $138,665
                            ========    ==========  =========    ==========     ==========    ========    ==========   ========
Year Ended
  December 31, 1995......   $194,648    $5,859,352  $235,664     $1,299,465     $1,774,591    $247,343    $1,163,447   $ 38,512
                            ========    ==========  =========    ==========     ==========    ========    ==========   ========
Year Ended
  December 31, 1994......   $181,938    $5,581,483  $245,737     $1,288,454     $1,777,318    $232,299    $1,274,649   $ 22,444
                            ========    ==========  =========    ==========     ==========    ========    ==========   ========

 COLUMN A                     COLUMN I      COLUMN J      COLUMN K
---------                     --------      --------      --------
                             AMORTIZATION     PAID
                             OF DEFERRED     CLAIMS
AFFILIATION                     POLICY         AND
    WITH                      ACQUISITION  SETTLEMENT     PREMIUMS
 REGISTRANT                      COST       EXPENSES      WRITTEN
-----------                   ----------   ----------     -------
(In thousands)

Consolidated subsidiaries:

Year Ended
  December 31, 1996......     $414,636     $1,225,834     $1,846,199
                              ========     ==========     ==========

Year Ended
  December 31, 1995......     $411,979     $1,140,537     $1,779,040
                              ========     ==========     ==========


Year Ended
  December 31, 1994......     $387,924     $1,102,499     $1,764,290
                              ========     ==========     ==========

(a) Liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns are discounted to present values using statutory annual rates ranging from 3 1/2% to 6%. Discount shown relates to net liabilities for unpaid claims and related expenses for short-duration contracts which are expected to have fixed, periodic payment patterns.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------
     3.1 Reliance Financial's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Registration Statement No. 2-458933).
     3.2 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.2 to Registration Statement No. 2-60201).
     3.3 Amendment to Exhibit 3.1 (incorporated by reference to Exhibit 3.3 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1983).
     3.4 Reliance Financial's By-Laws, as amended (incorporated by reference to Exhibit 3.4 to Reliance Financial's Annual Report on Form 10-K for the year ended December 31, 1990).
    *4.
    10.1 Asset Purchase Agreement, dated July 24, 1992, between Frank B. Hall & Co. Inc. ('Hall') and Aon Corporation ('Aon') (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
    10.2 Agreement and Plan of Merger, dated as of July 24, 1992, among Reliance Group Holdings, Hall and Prometheus Liquidating Corp. (incorporated by reference to Exhibit 2.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
    10.3 Employee Benefit Agreement, dated July 24, 1992, among Reliance Group Holdings and Aon (incorporated by reference to Exhibit 28.2 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).
    10.4 Amendment, dated November 2, 1992, to Exhibit 10.1 (incorporated by reference to Exhibit 2.1 to Reliance Group Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).
    10.5   Settlement Agreement and Release, dated June 2, 1989, between James
           P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc. and Hall (now known as Prometheus Funding Corp.)(incorporated herein by reference to Exhibit 10.01 to Frank B. Hall & Co. Inc.'s report on Form 10-Q for the quarter ended June 30, 1989).
    13.1   Reliance Financial 1996 Annual Report.
    27.1   Financial Data Schedule.

------------------
 * Neither Reliance Financial nor its subsidiaries is a party to any instrument relating to long-term debt under which the securities authorized exceed 10% of the total consolidated assets of Reliance Financial and its subsidiaries. Copies of instruments relating to long-term debt of lesser amounts will be provided to the Securities and Exchange Commission upon request.