Form 10-Q
period 1997-03-31
RELIANCE FINANCIAL SERVICES CORP
filed 1997-05-14
CIK 83047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---------
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From      To

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 1, 1997, 1,000 shares of common stock of Reliance Financial Services

Corporation were outstanding.

            RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                    I N D E X

                                                                                              Page
                                                                                              No.
                                                                                              -----

PART I.    FINANCIAL INFORMATION:

     Item 1.      Financial Statements

         Consolidated Statement of Income for the Quarters Ended
              March 31, 1997 and 1996 (Unaudited).......................................      2

         Consolidated Balance Sheet at March 31, 1997 (Unaudited) and
              December 31, 1996.........................................................      3

         Consolidated Statement of Changes in Shareholder's Equity for the
              Quarter Ended March 31, 1997 (Unaudited)..................................      4

         Consolidated Condensed Statement of Cash Flows for the Quarters
              Ended March 31, 1997 and 1996 (Unaudited).................................      5

         Notes to Consolidated Financial Statements (Unaudited).........................      6

     Item 2.      Management's Discussion and Analysis of the Consolidated
                      Statement of Income...............................................      8


PART II.      OTHER INFORMATION, AS APPLICABLE..........................................     12

SIGNATURES..............................................................................     13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


Quarter Ended March 31                              1997        1996
======================================================================
(In thousands)
Revenues:
Premiums earned ...............................  $ 642,195   $ 609,867
Net investment income .........................     74,279      70,717
Gain on sales of investments ..................     15,304       4,468
Interest income from parent company ...........      5,795       4,954
Other .........................................     48,493      37,549
                                                   --------    -------

                                                   786,066     727,555
                                                   --------    -------
Claims and expenses:
Policy claims and settlement expenses .........    319,226     316,707
Policy acquisition costs ......................    106,400      95,570
Interest ......................................      5,092       5,124
Other insurance expenses ......................    223,062     209,925
Other .........................................     48,980      37,146
                                                   --------    -------

                                                   702,760     664,472
                                                   --------    -------
Income before income taxes and equity in
    investee company ..........................     83,306      63,083
Provision for income taxes ....................    (26,400)    (19,700)
Equity in investee company ....................      1,554       2,024
                                                   --------    -------

Income from continuing operations .............     58,460      45,407
Litigation settlement of discontinued operation     (7,500)       --
                                                   --------    -------

Net income ....................................     $50,960    $45,407
                                                   ========    =======

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                                       March 31         December 31
ASSETS                                                                                     1997                1996
===================================================================================================================
(Dollars in thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment -- at amortized cost
        (quoted market $800,493 and $801,738) ..............................      $     803,852        $    787,836
     Fixed maturities available for sale -- at quoted market
        (amortized cost $2,527,711 and $2,595,929) .........................          2,508,622           2,623,669
     Equity securities -- at quoted market (cost $458,756
        and $436,053) ......................................................            708,575             716,606
     Short-term investments ................................................            203,659             319,165
Cash .......................................................................             42,079              38,520
Premiums receivable ........................................................          1,249,212           1,104,331
Other accounts and notes receivable ........................................            146,773             137,293
Reinsurance recoverables ...................................................          3,824,298           3,576,953
Federal and foreign income taxes, including deferred taxes .................              5,286               4,390
Notes receivable from parent company .......................................            202,821             202,272
Investments in real estate -- at cost, less accumulated
     depreciation ..........................................................            275,060             275,237
Investment in investee company .............................................            159,726             157,894
Deferred policy acquisition costs ..........................................            221,814             215,438
Other assets ...............................................................            369,579             351,016
                                                                                   ------------        ------------

                                                                                   $ 10,721,356        $ 10,510,620
                                                                                   ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Unearned premiums ..........................................................       $  1,640,272        $  1,468,299
Unpaid claims and related expenses .........................................          6,639,520           6,530,258
Accounts payable and accrued expenses ......................................            470,469             529,047
Reinsurance ceded premiums payable .........................................            390,000             365,412
Senior reset notes .........................................................             15,365              15,365
Term loans and short-term debt .............................................            222,504             224,167
                                                                                   ------------        ------------

                                                                                      9,378,130           9,132,548
                                                                                   ------------        ------------
Contingencies and commitments

Shareholder's equity:
     Common stock, par value $.10 per-share, 1,000 shares

        authorized, issued and outstanding .................................               --                  --
     Additional paid-in capital ............................................            677,911             677,969
     Retained earnings .....................................................            542,300             526,340
     Net unrealized gain on investments ....................................            149,428             198,786
     Net unrealized loss on foreign currency translation ...................            (26,413)            (25,023)
                                                                                   ------------        ------------

                                                                                      1,343,226           1,378,072
                                                                                   ------------        ------------

                                                                                   $ 10,721,356        $ 10,510,620
                                                                                   ============        ============

                See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                                            Net
                                                                                                     Unrealized
                                                                                           Net          Loss on
                                                  Additional                        Unrealized          Foreign
                                    Common           Paid-In         Retained          Gain on         Currency       Shareholder's
                                     Stock           Capital         Earnings      Investments      Translation              Equity
====================================================================================================================================

(In thousands)

Balance, January 1, 1997......      $     -      $677,969            $526,340      $198,786         $(25,023)         $1,378,072

Transactions of investee
     company .................                        (58)                            1,209                                1,151

Net income....................                                         50,960                                             50,960

Dividends.....................                                        (35,000)                                           (35,000)

Depreciation after deferred
     income taxes.............                                                      (50,567)                             (50,567)

Foreign currency translation..                                                                        (1,390)             (1,390)
                                    -------      --------            --------      --------         --------          ----------


Balance, March 31, 1997.......      $     -      $677,911            $542,300      $149,428         $(26,413)         $1,343,226
                                    -------      --------            --------      --------         --------          ----------
                                    -------      --------            --------      --------         --------          ----------



See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Quarter Ended March 31                                                     1997                     1996
==============================================================================================================
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES.......................    $           (82,578)       $        (62,946)
                                                                  --------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale.......................                155,885                 263,753
    Equity securities.........................................                 52,516                  81,805
Maturities and repayments of:
    Fixed maturities available for sale.......................                 95,702                  18,073
    Fixed maturities held for investment......................                  1,070                  22,421
Purchases of:
    Fixed maturities available for sale.......................               (174,762)               (456,544)
    Fixed maturities held for investment......................                (20,446)                (21,545)
    Equity securities.........................................                (79,942)               (143,816)
Decrease in short-term investments -- net.....................                118,575                 313,538
Other -- net..................................................                (25,096)                 (5,556)
                                                                  --------------------       -----------------

                                                                              123,502                  72,129
                                                                  --------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company...............                  (549)                 (8,006)
Increase in term loans.........................................                30,000                  20,816
Increase (decrease) in short-term debt -- net..................                 3,906                  (1,908)
Repayments of term loans.......................................               (35,722)                (10,122)
Dividends......................................................               (35,000)                (20,000)
                                                                  --------------------       -----------------

                                                                              (37,365)                (19,220)
                                                                  --------------------       -----------------

Increase (decrease) in cash....................................                 3,559                 (10,037)
Cash, beginning of period......................................                38,520                  50,848
                                                                  --------------------       -----------------

Cash, end of period............................................   $            42,079        $         40,811
                                                                  ====================       =================

Supplemental disclosures of cash flow information:

Interest paid..................................................   $             4,100        $          3,100
                                                                  ====================       =================

Income taxes paid .............................................   $             1,000                   1,500
                                                                  ====================       =================

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at March 31, 1997, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. ("Zenith") was $1.6 million for the quarter ended March 31, 1997 compared to $2.0 million in the corresponding 1996 period.

Summarized financial information for Zenith is as follows:

Quarter Ended March 31                                      1997       1996
------------------------------------------------------------------------------

(In thousands, except per share amounts)

Revenues...........................................    $  146,650   $ 134,548
Income before income taxes.........................        10,721      18,914
Net income.........................................         7,100      12,400
Net income per share...............................           .40         .70

3.     REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):



                                                                 Quarter Ended March 31
                                             --------------------------------------------------------
                                                         1997                      1996
                                             --------------------------------------------------------
                                               Premiums      Premiums      Premiums       Premiums
                                                Written        Earned       Written        Earned
                                             ------------    ---------   ------------   -------------
     Direct...........................          $ 910,488    $ 777,480   $    774,655   $     713,714
     Assumed..........................            110,199       83,029         96,495          73,542
     Ceded............................           (513,359)    (400,199)      (395,667)       (347,455)
                                              -----------    ---------   ------------   -------------
     Net Premiums.....................          $ 507,328    $ 460,310   $    475,483   $     439,801
                                              ===========    =========   ============   =============



The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows
(in thousands):



                                                            Quarter Ended March 31
                                                          ---------------------------
                                                              1997               1996
                                                          --------         ----------
     Gross.............................................   $587,662        $    464,763
     Reinsurance recoveries............................   (277,196)           (162,622)
                                                          --------        ------------
     Net policy claims and settlement expenses.........   $310,466        $    302,141
                                                          ========        ============


4.   LEGAL PROCEEDINGS OF DISCONTINUED OPERATION

On April 21, 1997, Prometheus Funding Corp., formerly known as Frank B. Hall & Co. Inc. ("Hall"), agreed to amend the settlement agreement dated June 2, 1989, which is described in note 14 of the Company's 1996 Annual Report, and pursuant to which Hall, subject to court approval, settled the action brought by the Superintendent of Insurance of New York relating to the liquidation of Union Indemnity Insurance Company of New York, formerly a subsidiary of Hall. In connection with the amendment, (i) Hall agreed to pay an additional $7.5 million, and (ii) certain parties that had filed an objection to the settlement agreement have withdrawn that objection and have agreed to support the settlement. Other objections remain on file. The settlement agreement, as amended, will not become effective until final court approval and there is no assurance that such approval will be obtained.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
STATEMENT OF INCOME
-------------------------------------------------------------------------------


OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $48.5 million in the first quarter of 1997 compared to $42.5 million in the first quarter of 1996. This increase resulted from greater operating profits in the property and casualty and title insurance operations. Net income in the first quarter of 1997 was $51.0 million and includes after-tax gains on sales of investments of $9.9 million and a charge of $7.5 million for a litigation settlement pertaining to a subsidiary which was discontinued in 1991. (See note 4 to the accompanying unaudited consolidated financial statements for further discussion of this charge). Net income in the first quarter of 1996 was $45.4 million which included after-tax gains on sales of investments of $2.9 million.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written and net premiums earned were $507.3 million and $460.3 million in the first quarter of 1997 compared to $475.5 million and $439.8 million in the corresponding 1996 period. The increases in net premiums written and earned resulted from growth in both domestic and international operations and reflect increased writings in ocean and inland marine, accident and health and surety lines, as well as premiums generated from the start-up of the Company's non-standard automobile insurance business.

Property and casualty underwriting results remain strong. The combined ratio (calculated on a GAAP basis), after policyholders' dividends, was 101.1% in the first quarter of 1997 compared to 101.9% in the corresponding 1996 period. The underwriting loss for the first three months of 1997 was $7.1 million compared to $10.1 million in the corresponding 1996 period. The strong underwriting results in 1997 reflect underwriting profits in surety, general liability and workers' compensation lines of business, partially offset by continued underwriting losses in the commercial automobile line.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations increased to $66.3 million during the three-month period ending March 31, 1997 from $63.4 million in the corresponding 1996 period. This increase resulted from growth in the size of the fixed maturity investment portfolio.

Gains on sales of investments were $14.3 million in the first quarter of 1997, resulting from sales of equity securities and fixed maturity investments available for sale, compared to $4.0 million in the corresponding 1996 period.

TITLE INSURANCE OPERATIONS

Premiums and fees increased in the first quarter of 1997 to $181.9 million from $170.1 million in the corresponding quarter of 1996. The growth in premiums and fees resulted from higher agency revenues reflecting the strong market conditions that existed in the latter half of 1996. In addition, commercial title insurance revenues increased in the first three months of 1997 when compared to the corresponding 1996 period.

Agency commissions were $84.3 million during the three-month period ended March 31, 1997 compared to $75.8 million in the corresponding 1996 period. Other expenses were $90.4 million in the first quarter of 1997 compared to $83.8 million in the corresponding 1996 period, and the expense ratio of the title insurance operations (which includes agency commissions) was 95.5% in the first quarter of 1997 compared to 93.0% in the corresponding 1996 period. The expense ratios are generally at their highest during the first quarter as title insurance revenues are at a seasonal low point. The provision for policy claims was $8.8 million in the first quarter of 1997 compared to $14.6 million in the corresponding 1996 period. The title insurance operations have benefitted from favorable claims experience in recent years, a trend which is expected to continue.

INVESTMENT PORTFOLIO

At March 31, 1997, the Company's investment portfolio aggregated $4.04 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At March 31, 1997, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $470.1 million (13% of the fixed income portfolio) and $100.9 million (3% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International Inc. ("RCG"), a subsidiary of the Company, primarily provides technical services in the information technology industry. Information technology revenues were $38.4 million in the first quarter of 1997 compared to $30.3 million in the first quarter of 1996. The increase in revenues resulted from increased assignments from existing and new clients. Information technology operating expenses were $38.4 million in the first quarter of 1997 compared to $29.4 million in the corresponding 1996 period. The increase in operating expenses reflect higher selling, recruiting and administrative costs associated with building the infrastructure of the information technology operations. RCG's revenues and expenses are included in other revenues and other expenses in the accompanying consolidated statement of income.

At March 31, 1997, the Company's real estate operations had holdings with a carrying value of $275.1 million, which includes nine shopping centers with an aggregate carrying value of $127.7 million, office buildings and other commercial properties, with an aggregate carrying value of $84.7 million, and undeveloped land with a carrying value of $62.7 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $1.6 million in the first quarter of 1997 compared to $2.0 million in the corresponding 1996 period, from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The decline in investee company income resulted from increased underwriting losses in Zenith's workers' compensation business.

OTHER MATTERS

A subsidiary of Reliance Insurance Company, Saul P. Steinberg and other executives of the Company are partners in a partnership which owns certain real estate properties. At March 31, 1997, the partnership's total outstanding debt was $174.6 million. As of March 31, 1997, the Company guaranteed $38 million of the partnership's outstanding debt which matures on June 30, 1997. The Company believes that, to the extent such debt cannot be fully refinanced at maturity, the partnership will need to seek additional financing from other sources, which may include the Company. The Company receives a fee of .5% per annum on the average outstanding debt covered by the guarantee. Reliance Group Holdings, Inc. has issued a line of credit to the partnership in the amount of $13 million. Borrowings under the line of credit mature on June 30, 2005 and bear a fixed interest rate of 10%. At March 31, 1997, borrowings of $12.4 million were outstanding under the line of credit.

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

On May 9, 1997, the Company announced it would redeem all of its outstanding 7.866% senior reset notes, due December 1, 2000. The redemption price will be 100% of the principal amount of such notes plus interest from June 1, 1997 to the July 8, 1997 redemption date. The outstanding principal amount of such notes is $25 million, including $9.6 million held by Reliance Insurance Company.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.      OTHER INFORMATION

--------------------------------------------------------------------------------


Item 6.      Exhibits and Reports on Form 8-K.

    (a)      Exhibits.

             10.1 Amendment No. 1 , dated April 21, 1997, to the Settlement Agreement and Release, dated June 2, 1989, between James P. Corcoran, Superintendent of Insurance of the State of New York, as Liquidator of Union Indemnity Insurance Company of New York, Inc., and Frank B. Hall & Co. Inc. (now known as Prometheus Funding Corp.).


             27.   Financial Data Schedule.

    (b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

Date:         May 13, 1997              /s/ George E. Bello
              ------------              ---------------------------------------
                                        George E. Bello
                                        Executive Vice President and Controller
                                        (Chief Accounting Officer)