Form 10-Q
period 1997-06-30
RELIANCE FINANCIAL SERVICES CORP
filed 1997-08-14
CIK 83047

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From __________ to ______________

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

As of August 1, 1997, 1,000 shares of common stock of Reliance Financial Services Corporation were outstanding.

            RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

PART I.       FINANCIAL INFORMATION:

     Item 1.      Financial Statements

         Consolidated Statement of Operations for the Quarters and Six-Month
              Periods Ended June 30, 1997 and 1996 (Unaudited)............................................        2

         Consolidated Balance Sheet at June 30, 1997 (Unaudited) and
              December 31, 1996...........................................................................        3

         Consolidated Statement of Changes in Shareholder's Equity for the
              Six-Month Period Ended June 30, 1997 (Unaudited)............................................        4

         Consolidated Condensed Statement of Cash Flows for the Six-Month
              Periods Ended June 30, 1997 and 1996 (Unaudited)............................................        5

         Notes to Consolidated Financial Statements (Unaudited)...........................................        6

     Item 2.      Management's Discussion and Analysis of the Consolidated
                      Statement of Operations ............................................................        8


PART II.      OTHER INFORMATION, AS APPLICABLE............................................................       12

SIGNATURES................................................................................................       13

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                      Quarter Ended               Six Months Ended
                                                         June 30                       June 30
                                                     1997          1996           1997          1996
                                                  ---------    -----------    -----------    ----------
=======================================================================================================
(In thousands)

Revenues:
Premiums earned ...............................   $ 689,929    $   636,752    $ 1,332,124    $1,246,619
Net investment income .........................      70,644         70,443        144,923       141,160
Gain on sales of investments ..................      13,431         18,936         28,735        23,404
Interest income from parent company ...........       2,424          5,144          8,219        10,098
Other .........................................      63,705         40,048        112,198        77,597
                                                  ---------    -----------    -----------    ----------

                                                    840,133        771,323      1,626,199     1,498,878
                                                  ---------    -----------    -----------    ----------
Claims and expenses:
Policy claims and settlement expenses .........     326,036        440,360        645,262       757,067
Policy acquisition costs ......................     116,663        104,449        223,063       200,019
Interest ......................................       5,066          5,084         10,158        10,208
Other insurance expenses ......................     243,003        230,246        466,065       440,171
Other .........................................      63,610         39,573        112,590        76,719
                                                  ---------    -----------    -----------    ----------

                                                    754,378        819,712      1,457,138     1,484,184
                                                  ---------    -----------    -----------    ----------
Income (loss) before income taxes and equity
    in investee company .......................      85,755        (48,389)       169,061        14,694
Income tax (provision) benefit ................     (27,200)        19,800        (53,600)          100
Equity in investee company ....................       2,350          2,912          3,904         4,936
                                                  ---------    -----------    -----------    ----------

Income (loss) from continuing operations ......      60,905        (25,677)       119,365        19,730
Litigation settlement of discontinued operation          --             --         (7,500)           --
                                                  ---------    -----------    -----------    ----------

Net income (loss) .............................   $  60,905    $   (25,677)   $   111,865    $   19,730
                                                  =========    ===========    ===========    ==========

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     June 30     December 31
ASSETS                                                                  1997            1996
============================================================================================
(Dollars in thousands, except per share amount)

Marketable securities:
     Fixed maturities held for investment - at amortized cost
        (quoted market $814,335 and $801,738) ...............   $    802,585    $    787,836
     Fixed maturities available for sale - at quoted market
        (amortized cost $2,558,810 and $2,595,929) ..........      2,588,352       2,623,669
     Equity securities - at quoted market (cost $420,989
        and $436,053) .......................................        719,923         716,606
     Short-term investments .................................        174,430         319,165
Cash ........................................................         44,746          38,520
Premiums receivable .........................................      1,271,562       1,104,331
Other accounts and notes receivable .........................        150,431         137,293
Reinsurance recoverables ....................................      3,944,321       3,576,953
Federal and foreign income taxes, including deferred taxes ..             --           4,390
Notes receivable from parent company ........................             --         202,272
Investments in real estate - at cost, less accumulated
     depreciation ...........................................        273,282         275,237
Investment in investee company ..............................        159,295         157,894
Deferred policy acquisition costs ...........................        230,643         215,438
Other assets ................................................        417,209         351,016
                                                                ------------    ------------

                                                                $ 10,776,779    $ 10,510,620
                                                                ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY
============================================================================================

Unearned premiums ...........................................   $  1,659,426    $  1,468,299
Unpaid claims and related expenses ..........................      6,738,987       6,530,258
Accounts payable and accrued expenses .......................        488,317         529,047
Reinsurance ceded premiums payable ..........................        384,388         365,412
Federal and foreign income taxes, including deferred taxes ..         21,759              --
Senior reset notes ..........................................         15,365          15,365
Term loans and short-term debt ..............................        227,542         224,167
                                                                ------------    ------------

                                                                   9,535,784       9,132,548
                                                                ------------    ------------

Contingencies and commitments


Shareholder's equity:
     Common stock, par value $.10 per share, 1,000 shares
        authorized, issued and outstanding ..................             --              --
     Additional paid-in capital .............................        678,483         677,969
     Retained earnings ......................................        377,933         526,340
     Net unrealized gain on investments .....................        211,549         198,786
     Net unrealized loss on foreign currency translation ....        (26,970)        (25,023)
                                                                ------------    ------------

                                                                   1,240,995       1,378,072
                                                                ------------    ------------

                                                                $ 10,776,779    $ 10,510,620
                                                                ============    ============

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                                                         Net
                                                                                  Unrealized
                                                                          Net        Loss on
                                        Additional                 Unrealized        Foreign
                               Common      Paid-In    Retained        Gain on       Currency    Shareholder's
                                Stock      Capital    Earnings    Investments    Translation           Equity
=============================================================================================================
(In thousands)

Balance, January 1, 1997 ...   $   --   $  677,969   $ 526,340    $   198,786    $   (25,023)   $   1,378,072

Transactions of investee
     company ...............                   514                       (479)                             35

Net income .................                           111,865                                        111,865

Dividends ..................                          (260,272)                                      (260,272)

Appreciation after deferred
     income taxes ..........                                           13,242                          13,242

Foreign currency translation                                                          (1,947)          (1,947)
                               ------   ----------   ---------    -----------    -----------    -------------

Balance, June 30, 1997 .....   $   --   $  678,483   $ 377,933    $   211,549    $   (26,970)   $   1,240,995
                               ======   ==========   =========    ===========    ===========    =============

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30                                1997         1996
================================================================================
(In thousands)

CASH FLOWS USED BY OPERATING ACTIVITIES ..........   $ (87,009)   $ (20,837)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of:
    Fixed maturities available for sale ..........     273,195      526,810
    Equity securities ............................     176,519      214,307
Maturities and repayments of:
    Fixed maturities available for sale ..........     152,203       45,317
    Fixed maturities held for investment .........      15,298       24,790
Purchases of:
    Fixed maturities available for sale ..........    (372,552)    (724,354)
    Fixed maturities held for investment .........     (31,568)     (42,976)
    Equity securities ............................    (143,772)    (202,061)
Decrease in short-term investments - net .........     149,092      250,256
Other - net ......................................     (69,835)     (28,549)
                                                     ---------    ---------

                                                       148,580       63,540
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes receivable from parent company .          --      (15,718)
Increase in term loans ...........................      40,000       30,894
Increase (decrease) in short-term debt - net .....       3,390       (3,606)
Repayments of term loans .........................     (40,735)     (10,241)
Dividends ........................................     (58,000)     (55,000)
                                                     ---------    ---------

                                                       (55,345)     (53,671)
                                                     ---------    ---------

Increase (decrease) in cash ......................       6,226      (10,968)
Cash, beginning of period ........................      38,520       50,848
                                                     ---------    ---------

Cash, end of period ..............................   $  44,746    $  39,880
                                                     =========    =========

Supplemental disclosures of cash flow information:

Interest paid ....................................   $   7,300    $   7,800
                                                     =========    =========

Income taxes paid ................................   $  35,900    $  14,700

                                                     =========    =========


Supplemental disclosure of non-cash financing activities:

In the second quarter of 1997, a non-cash dividend of $202.3 million was recorded as a reduction in notes receivable from parent company.

See notes to consolidated financial statements

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals only) considered necessary to present fairly the financial position at June 30, 1997, and the results of operations, changes in shareholder's equity and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 1996) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. EQUITY IN INVESTEE COMPANY

Equity income in Zenith National Insurance Corp. was $2.4 million and $3.9 million for the second quarter and first six months of 1997 compared to $2.9 million and $4.9 million in the corresponding 1996 periods.

Summarized financial information for Zenith National Insurance Corp. is as follows:

     Six Months Ended June 30                          1997         1996
     --------------------------------------------------------------------------
     (In thousands, except per share amounts)

      Revenues .................................     $299,057     $268,227
      Income from continuing operations
         before income taxes ...................       22,943       35,065
      Net income ...............................       15,000       23,100
      Net income per share .....................          .84         1.30

3. REINSURANCE

The reconciliation of property and casualty insurance direct premiums to net premiums is as follows (in thousands):

                                                        Six Months Ended June 30
                                       --------------------------------------------------------
                                                  1997                          1996
                                       --------------------------    --------------------------

                                          Premiums       Premiums       Premiums       Premiums
                                           Written        Earned         Written         Earned
                                       -----------    -----------    -----------    -----------

      Direct .......................   $ 1,705,811    $ 1,573,762    $ 1,464,406    $ 1,394,503
      Assumed ......................       230,121        183,815        181,028        163,302
      Ceded ........................      (916,135)      (812,156)      (730,179)      (678,993)
                                       -----------    -----------    -----------    -----------

      Net Premiums .................   $ 1,019,797    $   945,421    $   915,255    $   878,812
                                       ===========    ===========    ===========    ===========

The reconciliation of property and casualty insurance gross policy claims and settlement expenses to net policy claims and settlement expenses is as follows (in thousands):

                                                                           Six Months Ended
                                                                               June 30
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    -----------

      Gross ......................................................   $ 1,163,635    $ 1,120,321
      Reinsurance recoveries .....................................      (537,118)      (395,067)
                                                                     -----------    -----------

      Net policy claims and settlement expenses ..................   $   626,517    $   725,254
                                                                     ===========    ===========

For the six months ended June 30, 1996, gross policy claims and settlement expenses included a charge of $134.5 million and net policy claims and settlement expenses included a charge of $134.0 million to increase property and casualty insurance loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987.

4.   LEGAL PROCEEDINGS OF DISCONTINUED OPERATION

On June 13, 1997, a Judgment was entered dismissing the claims asserted by the Superintendent of Insurance of New York against Frank B. Hall & Co. Inc. ("Hall") and the other Hall defendants in the action described in note 14 of the Company's 1996 Annual Report. The Judgment approves the amended settlement agreement described in note 4 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1997. In connection with the amended settlement agreement, the Company recorded a charge of $7.5 million in the first six months of 1997 which was classified as a charge pertaining to a discontinued operation.

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

The Company had income from continuing operations, before gains on sales of investments, of $52.2 million and $100.7 million in the second quarter and first six months of 1997, compared to an operating loss of $38.0 million and income from operations of $4.5 million in the corresponding 1996 periods. The 1996 second quarter loss resulted from an after-tax charge of $87.1 million to increase property and casualty net loss reserves for asbestos-related and environmental pollution claims. Excluding the effects of this charge, income from operations was $49.1 million and $91.6 million in the quarter and six months ended June 30, 1996. The improved results in 1997, when compared to 1996 and excluding the effects of the $87.1 million charge to strengthen net loss reserves, reflect increased operating profits in the title insurance operations.

Net income was $60.9 million and $111.9 million in the three months and six months ended June 30, 1997 which includes after-tax gains on sales of investments of $8.7 million and $18.7 million, respectively. Net income for the first six months of 1997 also includes a charge of $7.5 million for a litigation settlement pertaining to a subsidiary which was discontinued in 1991. (See note 4 to the accompanying unaudited consolidated financial statements). For the second quarter and first six months of 1996, the Company had a net loss of $25.7 million and net income of $19.7 million, respectively, which included after-tax gains on sales of investments of $12.3 million and $15.2 million, respectively.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

Net premiums written in the quarter and six months ended June 30, 1997 increased to $512.5 million and $1.02 billion from $439.8 million and $915.3 million in the corresponding 1996 periods. Net premiums earned in the quarter and six months ended June 30, 1997 likewise increased to $485.1 million and $945.4 million from $439.0 million and $878.8 million in the corresponding 1996 periods. These increases in premiums written and premiums earned resulted from growth in both domestic and international operations, and reflect increased writings in workers' compensation, ocean and inland marine, general liability, surety and accident and health lines, as well as premiums generated from the start-up of the Company's non-standard automobile insurance business.

Underwriting losses for the second quarter and first six months of 1997 were $6.7 million and $13.8 million and the combined ratios (calculated on a GAAP basis), after policyholders' dividends, were 100.6% and 100.9%. The strong underwriting results in 1997 reflect continued underwriting profits in surety, workers' compensation, general liability and ocean and inland marine lines of business. Underwriting losses for the second quarter and first six months of 1996 were $140.7 million and $150.8 million, and the combined ratios were 131.6% and 116.8%. Included in the 1996 underwriting results is a second quarter pretax charge of $134.0 million to increase net loss reserves for asbestos-related and environmental pollution claims for business written in or before 1987. Excluding the effects of this pretax charge, underwriting losses were $6.7 million and $16.8 million in the second quarter and first six months of 1996 and the combined ratios were 101.1% and 101.6%.

PROPERTY AND CASUALTY INSURANCE INVESTMENT RESULTS

Net investment income of the property and casualty insurance operations was $62.8 million and $129.2 million in the three-month and six-month periods ended June 30,1997 compared to $63.0 million and $126.3 million in the corresponding 1996 periods. The changes in net investment income in 1997, when compared to the prior year, reflects growth in the size of the fixed maturity investment portfolio which, in the second quarter of 1997, was offset by the effects of lower interest rates.

Gains on sales of investments were $13.3 million and $27.6 million in the second quarter and first six months of 1997 compared to $19.9 million and $23.8 million in the corresponding 1996 periods. These gains primarily resulted from sales of equity securities.

TITLE INSURANCE OPERATIONS

Premiums and fees in the second quarter and first six months of 1997 were $204.8 million and $386.7 million compared to $197.7 million and $367.8 million in the corresponding 1996 periods. The increase in premiums and fees in 1997 reflect the continued strong residential resale markets and commercial real estate markets.

Agency commissions in the second quarter and first six months of 1997 were $86.2 million and $170.4 million compared to $88.7 million and $164.5 million in the corresponding 1996 periods. Other expenses increased to $100.0 million and $190.4 million in the second quarter and first half of 1997 from $90.9 million and $174.7 million in the corresponding 1996 periods reflecting increased employee compensation expense due to the higher levels of business activity. The expense ratios of the title insurance operations (which includes agent commissions) were 90.4% and 92.8% in the second quarter and first six months of 1997 compared to 90.2% and 91.5% in the corresponding 1996 periods. The provision for claim losses was $10.0 million and $18.7 million in the second quarter and first six months of 1997 compared to $17.2 million and $31.8 million in the corresponding 1996 periods. The title insurance operations have benefitted from favorable paid claims experience in recent years, a trend which is expected to continue.

INVESTMENT PORTFOLIO

At June 30, 1997, the Company's investment portfolio aggregated $4.0 billion (at cost), of which 11% was invested in equity securities. The Company seeks to maintain a diversified and balanced fixed maturity portfolio representing a broad spectrum of industries and types of securities. The portfolio is managed to achieve a proper balance of safety, liquidity and investment yields.

The Company's fixed maturity portfolio consists of investment grade securities (those rated "BBB" or better by Standard & Poor's) and, to a lesser extent, non-investment grade and non-rated securities. The risk of default is generally considered to be greater for non-investment grade securities, when compared to investment grade securities, since these issues may be more susceptible to severe economic downturns. At June 30, 1997, the carrying values of non-investment grade securities and securities not rated by Standard & Poor's were $457.4 million (13% of the fixed income portfolio) and $142.8 million (4% of the fixed income portfolio), respectively. Substantially all of the Company's non-investment grade and non-rated securities are classified as available for sale and, accordingly, are carried at market value.

OTHER OPERATIONS

RCG International, Inc. ("RCG"), a subsidiary of the Company, primarily provides technical services in the information technology industry. Information technology revenues increased to $46.4 million and $84.8 million in the second quarter and first six months of 1997 from $32.9 million and $63.2 million in the corresponding 1996 periods resulting from increased assignments from existing and new clients. Information technology operating expenses were $46.3 million and $84.7 million in the second quarter and first six months of 1997 compared to $32.0 million and $61.3 million in the corresponding 1996 periods. The increase in operating expenses resulted from higher employee compensation expenses associated with the increased revenues and higher selling, recruiting and administrative costs associated with building the infrastructure of the information technology operations. RCG's revenues and expenses are included in other revenues and other expenses in the accompanying consolidated statement of operations.

At June 30, 1997, the Company's real estate operations had holdings with a carrying value of $273.3 million, which includes nine shopping centers with an aggregate carrying value of $126.4 million, office buildings and other commercial properties, with an aggregate carrying value of $83.9 million, and undeveloped land with a carrying value of $63.0 million.

EQUITY IN INVESTEE COMPANY

Equity in investee company income was $2.4 million and $3.9 million in the three-month and six-month periods ending June 30, 1997 compared to $2.9 million and $4.9 million in the corresponding 1996 periods from the Company's investment in Zenith National Insurance Corp. ("Zenith"). The decline in investee company income reflects increased underwriting losses by Zenith.

OTHER MATTERS


On July 8, 1997, the Company increased term loan borrowings by $25 million to $187.5 million. The additional borrowings were used to redeem all outstanding 7.866% senior reset notes, due December 1, 2000. The outstanding principal amount of such notes was $25 million, including $9.6 million held by Reliance Insurance Company. The redemption price was 100% of the principal amount of such notes plus interest from June 1, 1997 to the redemption date.

Certain current and former senior executives of the Company are limited partners in a partnership which owns various real estate properties. The general partner of the partnership was, until late June 1997, an indirect subsidiary of Reliance Insurance Company. At June 15, 1997, the partnership's total outstanding debt was $174.6 million, including $12.7 million borrowed from Reliance Group Holdings, Inc. under a line of credit. As of June 15, 1997, $38 million of that indebtedness was guaranteed by the Company. In June 1997, the capital stock of the indirect subsidiary was reclassified, investors unaffiliated with the Company acquired all of its common stock and Reliance Insurance Company acquired $27.6 million face amount of its preferred stock. Subsequently, the former indirect subsidiary sold to Reliance Insurance Company $11 million in aggregate principal amount of senior notes and to Reliance Group Holdings, Inc. $18 million in aggregate principal amount of subordinated notes, the line of credit from Reliance Group Holdings, Inc. to the partnership was repaid in full and the Company's guarantee was terminated.

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

RELIANCE FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES

PART II.      OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6.       Exhibits and Reports on Form 8-K.

      (a)     Exhibits.

              27.    Financial Data Schedule

      (b)     Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

Date:  August 14, 1997                /s/ George E. Bello
       ---------------                ---------------------------------------
                                      George E. Bello
                                      Executive Vice President and Controller
                                      (Chief Accounting Officer)